Form 10-K
period 1998-01-03
THERMO VISION CORP
filed 1998-03-13
CIK 1044864

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                   -------------------------------------------
                                    FORM 10-K

   (mark one)
   [ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended January 3, 1998.

   [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.
                         Commission file number 1-13391

                            THERMO VISION CORPORATION
             (Exact name of Registrant as specified in its charter)

   Delaware                                                        04-3296594
   (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)

   8E Forge Parkway
   Franklin, Massachusetts                                              02038
   (Address of principal executive offices)                        (Zip Code)
       Registrant's telephone number, including area code: (781) 622-1000

           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class        Name of each exchange on which registered
     ----------------------------    -----------------------------------------
     Common Stock, $.01 par value             American Stock Exchange
           Securities registered pursuant to Section 12(g) of the Act:
                                      None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
   the filing requirements for at least the past 90 days. Yes [ X ]  No [   ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form
   10-K or any amendment to this Form 10-K. [   ]

   The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 30, 1998, was approximately $11,138,000.
   As of January 30, 1998, the Registrant had 8,048,276 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Shareholders for the year ended January 3, 1998, are incorporated by reference into Parts I and II. Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 1, 1998, are incorporated by reference into Part III.
PAGE

                                     PART I

    Item 1. Business

    (a) General Development of Business

        Thermo Vision Corporation (the Company or the Registrant) designs, manufactures, and markets a diverse array of photonics products -- light-based technologies for scientific and industrial applications -- including optical components, imaging sensors and systems, lasers, optically based instruments, optoelectronics, and fiber optics. The Company sells photonics products in multiple markets across a number of industries for research, testing, detecting, and manufacturing applications. The Company's products range from optical filters used in blood glucose monitoring, to charge-injection devices (CIDs) used in optical spectroscopy, to specialty light sources used for quality assurance in semiconductor photolithography. Many of the Company's customers are manufacturers that incorporate the Company's products into medical and dental diagnostic instruments, analytical instruments, equipment for semiconductor manufacturing, and X-ray screening devices.

        The Company was incorporated in November 1995 as a wholly owned subsidiary of Thermo Optek Corporation, a publicly traded, majority-owned subsidiary Thermo Instrument Systems Inc. The Company initially comprised two businesses: Scientific Measurement Systems Inc. (now called Thermo Vision Colorado), a manufacturer of optically based instruments, and CID Technologies Inc. (CIDTEC), a manufacturer of sensors and cameras based on proprietary charge-injection device (CID) technology. Since February 1996, the Company has acquired four businesses from unrelated third parties that currently constitute the bulk of its operations. In February 1996, the Company acquired Oriel Corporation, a manufacturer and distributor of photonics components and instruments, for $11.8 million in cash and the assumption of $0.7 million in debt, and the assets of Corion Corporation, a manufacturer of commercial optical filters, for $5.1 million in cash. In February 1997, the Company acquired Laser Science, Inc. (LSI), a manufacturer of nitrogen, tunable dye, and pulsed CO(2) lasers, for $3.6 million in cash. In July 1997, the Company acquired the assets of Centronic, Inc. (now called Centro Vision, Inc.), a manufacturer of silicon photodiodes, for $3.8 million in cash. In August 1997, the Company acquired the crystal-materials business (Hilger Crystals Limited) of Hilger Analytical Limited, a wholly owned subsidiary of Thermo Optek, for the assumption of $908,000 of Thermo Optek's existing obligation under a line of credit. Hilger Crystals Limited (Hilger) manufactures crystals used for X-ray scintillation and infrared spectroscopy. Because the Company and Hilger were deemed for accounting purposes to be under control of their common owner, Thermo Optek, the transaction has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, all historical information presented includes the results of operations of Hilger since 1993, the year in which it was acquired by Thermo Optek.

        In December 1997, the Company was "spun out" through a distribution of all of its outstanding capital stock as a dividend to Thermo Optek shareholders. Thermo Optek received a favorable private letter ruling from the Internal Revenue Service stating that the distribution qualifies as tax free. Thermo Vision is now a majority-owned public subsidiary of

                                        2PAGE

    Thermo Instrument. Also in December 1997, the Company sold 1,139,491 shares of its common stock in an initial public offering, at $7.50 per share for net proceeds of $7,033,000.

        As of January 3, 1998, Thermo Instrument owned 6,299,552 shares of the common stock of the Company, representing 78% of such stock outstanding. Thermo Instrument develops, manufactures, markets, and services instruments and software used for the identification and quantification of complex molecular compounds and elements in gases, liquids, and solids. Uses include pharmaceutical drug research and clinical diagnostics, monitoring and measuring environmental pollutants, industrial inspection, and test and control for quality assurance and productivity improvement. In addition, Thermo Instrument develops, manufactures, markets, and services equipment for the measurement, preparation, storage, and automation of sample materials, and photonics and vacuum components for original equipment manufacturers. As of January 3, 1998, Thermo Electron Corporation owned 102,349 shares of the common stock of the Company, representing 1% of such stock outstanding. Thermo Electron provides analytical and monitoring instruments; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; paper recycling and papermaking equipment; alternative-energy systems; and other specialized products. Thermo Electron also provides industrial outsourcing, particularly in environmental-liability management, laboratory analysis, and metallurgical services, and conducts advanced-technology research and development.

    Forward-looking Statements

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1997* Annual Report to Shareholders, which statements are incorporated herein by reference.

    (b) Financial Information About Industry Segments

        The Company is engaged in one business segment: designing, manufacturing, and marketing photonics products.


    * References to 1997, 1996, and 1995 herein are for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995, respectively.

                                        3PAGE

    (c) Description of Business

        (i) Principal Products and Services

        Photonics is the practical use of light. In many ways, photonics is analogous to electronics. Photonic technologies use light to detect, transmit, store, and process information, and to generate energy, as well as to capture and display images. The basic unit of light is the photon, while in electronics it is the electron. Because photons are massless and travel faster than electrons, photonic devices can be made smaller and significantly faster than electronic devices. For example, replacing electronics (copper wire) with photonics (fiber-optic cable) boosts the capacity of telecommunication transmission lines by a factor of 10,000.

        Photonic components are the "enabling technology" in many familiar consumer products, including CD-ROM players, digital cameras, displays on laptop computers and calculators, and fiber optic cable for telephones, cable television, and networked computer systems. In industry, photonics "eyes" enable robots to "see." Photonics is also found in semiconductor manufacturing as well as analytical and process-monitoring applications. In medicine, photonics is at the core of diagnostic instrumentation, laser microsurgery, and filmless real-time dental X-ray images.

        The Company estimates that the growing worldwide photonics industry currently totals approximately $15.5 billion. The industry is typically classified in terms of technologies rather than end-user applications, using the following six market segments. The Company offers products in each of these categories:

        Optical Components. Light sources, filters, crystals, prisms, lenses, and precision mechanical-positioning devices are all optical components. Primary applications for optical components include semiconductor production, medical and analytical instruments, and telecommunications. The Company offers a broad line of optical components designed for specific applications and for use in modular systems.

        Imaging Sensors and Systems. Imaging sensors detect photons and produce a resultant electrical signal. An imaging system consists of a sensor or an array of sensors connected to a recording and/or display device. Applications of imaging sensors and systems include cameras for filmless dental X-ray imaging and detectors for optical spectrometers used in chemical analysis. The Company's sensors are designed to have very high dynamic range at low light levels, which makes them attractive in demanding spectroscopy and astronomy applications. The Company offers a number of proprietary CID sensors based on its own designs and customizes sensors to particular customer specifications. The Company also designs and markets CID camera systems.

        Lasers. A laser is a specialized light source that produces an intense beam of highly monochromatic, coherent radiation, or light. The Company designs, manufactures, and markets pulsed nitrogen lasers, nitrogen laser accessories, and pulsed CO(2) lasers. Pulsed lasers are preferable to continuous lasers in measurement applications because the break in the laser beam provides discrete time segments in which to

                                        4PAGE
    perform measurements. The Company's lasers are often used as the ionization sources for matrix assisted laser desorption ionization-time of flight (MALDI-TOF) mass spectrometers used to study proteins, peptides, and other large biomolecules, as well as for the cutting of samples mounted in a microscope.

        Optically Based Instruments. Optically based instruments combine optical components and signal processors and are used primarily in analytical and process applications, such as the determination of correct exposure time for photoresist development in photolithography, identification of materials by their fluorescence lifetime, and the quality testing of optical components. The Company focuses on the development of low-cost analyzers that use standard photonics components as building blocks designed to work together in multiple configurations and to be easily modified to accommodate changing end-user requirements.

        Optoelectronics. These devices convert light to electricity or electricity to light. A familiar example is the silicon photodiode detector, with uses ranging from orienting satellites toward the sun to color recognition for paint matching. The Company customizes its photodiodes for specific applications. The primary customers for the Company's optoelectronic products are manufacturers of medical diagnostic and analytical instruments.

        Fiber Optics. Fiber optics are single or bundled fibers that transmit light down their length. Fiber optics are used to economically move light in optically based instruments and for remote sensing applications for chemical testing in hostile environments. Most of the specialty fiber-optic cable that the Company sells is used for remote sensing.

    Sales and Marketing

        The Company markets its products both in the U.S. and internationally by means of technical catalogs, available in printed format and, in the future, on CD-ROMs, as well as through Web sites and the dealer and distributor networks of its subsidiaries and divisions. The Company sells directly to larger OEM buyers through the direct sales forces of its subsidiaries and divisions. The Company trains the members of its sales forces on the technical aspects of its products so they are able to respond to questions and otherwise support customers, dealers, and distributors. The Company holds a minority equity interest in LOT-Oriel Holding GmbH (LOT-Oriel), a large European distributor of photonics products. A representative of the Company serves as a member of LOT-Oriel's board of directors. The Company believes that its relationship with LOT-Oriel enhances the Company's visibility in and access to the European photonics market.

        (ii) and (xi) New Products; Research and Development

        The Company maintains active programs for the development of new technologies and the enhancement of its existing products. In addition, the Company seeks to develop new applications for its products and technologies. The Company incurred research and development expenses of $4,143,000, $3,499,000, and $743,000 in 1997, 1996, and 1995,

                                        5PAGE
    respectively. In addition, the Company received $744,000, $532,000, and $490,000 for customer-sponsored contract research and development expenses in 1997, 1996, and 1995, respectively.

        (iii) Raw Materials

        The Company purchases the silicon wafers used in its CID sensors and silicon photodiodes from third-party manufacturers that process the wafers in accordance with the Company's designs and specifications. The Company currently purchases CID wafers from a single supplier, although it is exploring alternative sources of supply and believes that a number of other qualified wafer fabricators are available. The Company purchases CID wafers from its existing supplier on a purchase-order basis and does not have a formal supply arrangement with this company. The Company believes that outsourcing the processing of these wafers enables it to avoid the technological risks and significant capital costs associated with maintaining its own wafer fabrication lines.

        (iv) Patents, Licenses, and Trademarks

        The Company's success depends in part on the strength and protection of its proprietary methodologies and designs and other proprietary intellectual rights. The Company's policy is to protect its intellectual property rights and to apply for patent protection when appropriate. The Company believes that its manufacturing know-how, particularly with respect to its optical filters and crystals, provides it with a competitive advantage.

        The Company currently holds numerous issued U.S. patents expiring at various dates ranging from 1999 to 2016. The Company also has a number of applications pending for additional U.S. patents and a number of foreign counterparts for its patents in various foreign countries. The Company also has certain registered and other trademarks. In addition, the Company has entered into license agreements with other companies pursuant to which it grants or receives the rights to certain technology, know-how, trademarks, or patents. Several of the Company's issued U.S. patents pertain to its CID technology. In addition, the Company holds a nonexclusive license to certain additional patents relating to CID technology.

        (v) Seasonal Influences

        There are no significant seasonal influences on the Company's sales of its products.

        (vi) Working Capital Requirements

        There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

                                        6PAGE

        (vii) Dependency on a Single Customer

        No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

        (viii) Backlog

        The Company's backlog of firm orders was $12.3 million and $9.2 million as of January 3, 1998, and December 28, 1996, respectively. Certain of these orders are cancellable by the customer upon payment of a cancellation charge. The Company believes that substantially all of the backlog at January 3, 1998, will be shipped or completed during 1998.

        (ix) Government Contracts

        Not applicable.

        (x) Competition

        The photonics industry is highly competitive. The Company competes with a number of companies, many of which have substantially greater financial, marketing, and other resources than the Company. The Company's principal competitors include Coherent, Inc.; Corning OCA Corporation; the Bicron Business Unit of Saint-Gobain Industrial Ceramics, Inc.; Melles-Griot, Inc.; Newport Corporation; Optical Coating Laboratory, Inc.; Hamamatsu Corporation, a unit of Hamamatsu Photonic KK; and UDT Sensors, Inc., an Opto-Sensors Company. The Company competes primarily in each of the photonics market segments on the basis of technical suitability, product performance, reliability, and price.

        (xii) Environmental Protection Regulations

        The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

        (xiii) Number of Employees

        As of January 3, 1998, the Company employed 243 people.

    (d) Financial Information About Exports by Domestic Operations and About Foreign Operations

        Financial information about exports by domestic operations and about foreign operations is summarized in Note 8 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

                                        7PAGE

    (e) Executive Officers of the Registrant

                                       Present Title (Year First Became
        Name                    Age    Executive Officer)
        -------------------     ---    -------------------------------------
        Kristine Stotz Langdon   39    President and Chief Executive Officer
                                         (1995)
        John N. Hatsopoulos      63    Chief Financial Officer and Senior
                                         Vice President (1997)
        Allen J. Smith           49    Vice President (1997)
        Paul F. Kelleher         55    Chief Accounting Officer (1995)

        Each executive officer serves until his or her successor is chosen or appointed by the Board of Directors and qualified or until his or her earlier resignation, death, or removal. Ms. Langdon has served as Chief Executive Officer and President of the Company since its inception in January 1995. Ms. Langdon served as Director of Business Development of Thermo Jarrell Ash, a subsidiary of Thermo Optek, from April 1994 until January 1995. Ms. Langdon was Special Assistant to the Presidents of Thermo Electron and Thermo Instrument from August 1991 to April 1994. Mr. Smith has been Vice President of the Company since August 1997 and Chairman of Oriel since October 1994. Mr. Smith served Oriel in various capacities, including Executive Vice President, Vice President, general manager, and sales manager from February 1970 to October 1994. Messrs. Hatsopoulos and Kelleher have held comparable positions for at least five years with Thermo Instrument or Thermo Electron. Messrs. Hatsopoulos and Kelleher are full-time employees of Thermo Electron but devote such time to the affairs of the Company as the Company's needs reasonably require.

    Item 2. Properties

        The Company owns approximately 3,600 square feet of office and manufacturing space in Grand Junction, Colorado. The Company leases approximately 117,000 square feet of office and manufacturing space under leases expiring from 1999 through 2008 in Massachusetts, Connecticut, California, England, and New York. The Company believes that its facilities are in good condition and are suitable and adequate to meet current needs.

    Item 3. Legal Proceedings

        Not applicable.

    Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

                                        8PAGE

                                     PART II

    Item 5. Market for Registrant's Common Equity and Related Stockholder
            Matters

        (a) Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

        (b) The Company's Registration Statement on Form S-1 (File No. 333-38153) covering 1,236,250 shares of common stock, par value $.01 per share, with an aggregate offering price of $9,272,000, was declared effective by the Securities and Exchange Commission on December 10, 1997. The offering commenced on December 10, 1997, and terminated on December 31, 1997. The managing underwriters were Fahnestock & Co. Inc. and HSBC Securities, Inc. The Company sold 1,139,491 shares in the offering for an aggregate offering price of $8,546,000. The Company's total expenses in connection with the offering were $1,513,000, of which $598,000 was for underwriting discounts and commissions and $915,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company, except for $48,000 paid to Thermo Electron, the Company's ultimate parent company, for certain services rendered in connection with the offering. The Company's net proceeds from the offering were $7,033,000. As of January 3, 1998, all of such net proceeds had been invested in investment-grade interest or dividend-bearing instruments pursuant to a repurchase agreement with Thermo Electron whereby the Company in effect lends its excess cash to Thermo Electron on a collateralized basis at market interest rates.

    Item 6. Selected Financial Data

        The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

    Item 8. Financial Statements and Supplementary Data

        The Registrant's Consolidated Financial Statements as of January 3, 1998, and Supplementary Data are included in the Registrant's 1997 Annual Report to Shareholders and are incorporated herein by reference.

    Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.
                                        9PAGE

                                    PART III

    Item 10. Directors and Executive Officers of the Registrant

        The information concerning directors required under this item is incorporated herein by reference from the material contained under the caption "Election of Directors" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year. The information concerning delinquent filers pursuant to
    Item 405 of Regulation S-K is incorporated herein by reference from the material contained under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 11. Executive Compensation

        The information required under this item is incorporated herein by reference from the material contained under the caption "Executive Compensation" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required under this item is incorporated herein by reference from the material contained under the caption "Stock Ownership" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

    Item 13. Certain Relationships and Related Transactions

        The information required under this item is incorporated herein by reference from the material contained under the caption "Relationship with Affiliates" in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the fiscal year.

                                       10PAGE

                                     PART IV

    Item 14. Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K

       (a,d) Financial Statements and Schedules

             (1)The consolidated financial statements set forth in the list below are filed as part of this Report.

             (2) The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

             (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

             List of Financial Statements and Schedules Referenced in this
             Item 14

             Information incorporated by reference from Exhibit 13 filed herewith:

                Consolidated Statement of Income
                Consolidated Balance Sheet
                Consolidated Statement of Cash Flows
                Consolidated Statement of Shareholders' Investment Notes to Consolidated Financial Statements
                Report of Independent Public Accountants

             Financial Statement Schedules filed herewith:

                Schedule II: Valuation and Qualifying Accounts

             All other schedules are omitted because they are not applicable or not required, or because the required information is shown either in the financial statements or in the notes thereto.

         (b) Reports on Form 8-K

             None.

         (c) Exhibits

             See Exhibit Index on the page immediately preceding exhibits.

                                       11PAGE

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Date: March 13, 1998               THERMO VISION CORPORATION


                                       By: Kristine Stotz Langdon
                                           -----------------------------
                                           Kristine Stotz Langdon
                                           President and Chief Executive
                                             Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated below, as of March 13, 1998.

    Signature                          Title
    ---------                          -----

    By: Kristine Stotz Langdon     President, Chief Executive Officer,
        ---------------------------
        Kristine Stotz Langdon           and Director


    By: John N. Hatsopoulos        Chief Financial Officer, Senior
        ---------------------------
        John N. Hatsopoulos              Vice President, and Director


    By: Paul F. Kelleher           Chief Accounting Officer
        ---------------------------
        Paul F. Kelleher


    By: Earl R. Lewis              Chairman of the Board and Director
        ---------------------------
        Earl R. Lewis


    By: D. Allan Bromley           Director
        ---------------------------
        D. Allan Bromley


    By: Arvin H. Smith             Director
        ---------------------------
        Arvin H. Smith

                                       12PAGE

                    Report of Independent Public Accountants

    To the Shareholders and Board of Directors of Thermo Vision Corporation:

        We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Vision Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 11 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                            Arthur Andersen LLP



    Boston, Massachusetts
    February 17, 1998

                                       13PAGE

   SCHEDULE II

                            THERMO VISION CORPORATION
                        Valuation and Qualifying Accounts
                                 (In thousands)


                     Balance at  Provision           Accounts          Balance
                      Beginning Charged to  Accounts  Written           at End
                        of Year    Expense Recovered      Off Other(a) of Year
   ---------------------------------------------------------------------------
   Allowance for
     Doubtful Accounts

   Year Ended
     January 3, 1998      $266        $114      $  2    $(84)   $132     $430

   Year Ended
     December 28, 1996    $ 24        $174      $  -    $(82)   $150     $266

   Year Ended
     December 30, 1995    $ 10        $ 14      $  -    $  -    $  -     $ 24

   (a)Includes allowance of businesses acquired during the year as described in Note 2 to Consolidated Financial Statements in the Registrant's 1997 Annual Report to Shareholders and the effect of foreign currency translation.

                                       14PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
      2.1         Plan and Agreement of Distribution dated as of
                  December 15, 1997, between Thermo Optek Corporation and the Registrant.

      2.2 Asset Purchase Agreement dated as of January 23, 1996, by and between the Registrant and Corion Corporation (filed as Exhibit 2.2 to the Registrant's Registration Statement on Form 10 [File No. 1-13391] and incorporated herein by reference).

      2.3 Purchase Agreement dated as of February 7, 1996, by and between the Registrant and the shareholders and option holders of Oriel Corporation as set forth therein (filed as Exhibit 2.3 to the Registrant's Registration Statement on Form 10 [File No. 1-13391 and incorporated herein by reference).

      3.1 Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Registration Statement on Form 10 [File No. 1-13391 and incorporated herein by reference).

      3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant dated December 9, 1997.

      3.3 Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant's Registration Statement on Form 10 [File No. 1-13391] and incorporated herein by reference).

     10.1 Corporate Services Agreement dated as of November 14, 1997, between Thermo Electron Corporation and the Registrant.

     10.2 Thermo Electron Corporate Charter, as amended and restated, effective January 3, 1993 (filed as
                  Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1993 [File No. 1-8002] and incorporated herein by reference).

     10.3 Tax Allocation Agreement dated as of November 14, 1997, between Thermo Electron and the Registrant.

     10.4 Master Repurchase Agreement dated as of November 14, 1997, between Thermo Electron and the Registrant.

                                       15PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
     10.5         Master Guarantee Reimbursement and Loan Agreement
                  dated as of November 14, 1997, between Thermo Electron and the Registrant (filed as Exhibit 10.38 to Thermo
                  Instrument's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-9786] and incorporated herein by reference).

     10.6 Master Guarantee Reimbursement and Loan Agreement dated as of November 24, 1997, between Thermo
                  Instrument Systems Inc. and the Registrant.

     10.7 CID Contract Research and Development Agreement dated October 1994 between Thermo Optek and the Registrant (filed as Exhibit 10.8 to the Registrant's
                  Registration Statement on Form 10 [File No. 1-13391] and incorporated herein by reference).

     10.8 CID Supply Agreement effective as of December 15, 1997, between Thermo Optek and the Registrant.

     10.9         Equity Incentive Plan of the Registrant.

                  In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Instrument for services rendered to the Registrant or such affiliated corporations. Such plans are substantially similar to the Equity Incentive Plan of the Registrant.

     10.10        Deferred Compensation Plan for Directors of the
                  Registrant.

     10.11 Form of Indemnification Agreement for Officers and Directors of the Registrant.

     10.12 Sublease Agreement dated as of September 1, 1997, between the Registrant and Thermo Instrument (filed as Exhibit 10.14 to the Registrant's Registration
                  Statement on Form 10 [File No. 1-13391] and incorporated herein by reference).

     10.13 Sublease Agreement effective as of February 1, 1984, between Oriel Instruments Corporation and Osbrook Associates Limited Partnership, as modified (filed as
                  Exhibit 10.15 to the Registrant's Registration
                  Statement on Form 10 [File No. 1-13391] and incorporated herein by reference).

                                       16PAGE

                                  EXHIBIT INDEX

    Exhibit
    Number        Description of Exhibit
    ------------------------------------------------------------------------
     10.14        Agreement of Lease dated as of October 6, 1997,
                  between Oriel and 1608 Development Limited Partnership
                  (filed as Exhibit 10.21 to the Registrant's
                  Registration Statement on Form 10 [File No. 1-13391] and incorporated herein by reference).

     10.15 Tax Matters Agreement dated as of November 24, 1997, between Thermo Optek and the Registrant.

     10.16 $3.8 Million Principal Amount Promissory Note due July 13, 2000, issued by the Registrant to Thermo Electron (filed as Exhibit 10.16 to the Registrant's Registration Statement on Form 10 [File No. 1-13391] and incorporated herein by reference).

     10.17 $3.6 Million Principal Amount Promissory Note and $347,438 Principal Amount Promissory Note, both due February 18, 2000, issued by the Registrant to Thermo Optek (filed as Exhibit 10.17 to the Registrant's Registration Statement on Form 10 [File No. 1-13391] and incorporated herein by reference).

     10.18 Indemnification Agreement effective as of December 31, 1995, between the Registrant and Thermo Instrument (filed as Exhibit 10.12 to the Registrant's
                  Registration Statement on Form 10 [File No. 1-13391] and incorporated herein by reference).

     13 Annual Report to Shareholders for the year ended January 3, 1998 (only those portions incorporated herein by reference).

     21           Subsidiaries of the Registrant.

     27           Financial Data Schedule.