Form 10-Q
period 1998-04-04
THERMO VISION CORP
filed 1998-05-07
CIK 1044864

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                   -------------------------------------------
                                    FORM 10-Q

    (mark one)

    [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934 for the Quarter Ended April 4, 1998.

    [   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

                         Commission File Number 1-11757


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

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
           requirements for the past 90 days. Yes [ X ] No [   ]

           Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Class                    Outstanding at May 1, 1998
         ----------------------------        --------------------------
         Common Stock, $.01 par value                 8,048,276
PAGE

    PART I - FINANCIAL INFORMATION

    Item 1 - Financial Statements
    -----------------------------

                            THERMO VISION CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                     April 4,    January 3,
    (In thousands)                                       1998          1998
    ------------------------------------------------------------------------
    Current Assets:
      Cash and cash equivalents (includes $8,365
        and $9,410 under repurchase agreement with
        affiliated company)                           $ 9,377       $ 9,604
      Accounts receivable, less allowances of
        $398 and $430                                   6,732         6,935
      Inventories:
        Raw materials and supplies                      5,897         5,637
        Work in progress                                  830           967
        Finished goods                                  1,990         1,697
      Prepaid expenses                                  1,123           971
      Prepaid income taxes                              1,410         1,405
                                                      -------       -------
                                                       27,359        27,216
                                                      -------       -------
    Property, Plant, and Equipment, at Cost             8,343         7,196
      Less: Accumulated depreciation and amortization   2,709         2,439
                                                      -------       -------
                                                        5,634         4,757
                                                      -------       -------
    Other Assets                                          644           584
                                                      -------       -------
    Cost in Excess of Net Assets of Acquired
      Companies                                        14,755        14,844
                                                      -------       -------
                                                      $48,392       $47,401
                                                      =======       =======

                                        2PAGE

                            THERMO VISION CORPORATION

                                   (Unaudited)

                    Liabilities and Shareholders' Investment


                                                     April 4,    January 3,
    (In thousands except share amounts)                  1998          1998
    ------------------------------------------------------------------------
    Current Liabilities:
      Note payable and capital lease obligation       $   919       $ 1,143
      Accounts payable                                  3,706         3,671
      Accrued payroll and employee benefits               773           905
      Accrued income taxes                                515            81
      Accrued acquisition expenses                        335           510
      Other accrued expenses                            1,080         1,090
      Due to Thermo Electron and affiliated companies     654           177
                                                      -------       -------
                                                        7,982         7,577
                                                      -------       -------
    Deferred Income Taxes                                  22            22
                                                      -------       -------
    Long-term Obligations, Due to Thermo Electron
      and Thermo Optek                                  7,747         7,747
                                                      -------       -------
    Shareholders' Investment:
      Common stock, $.01 par value, 20,000,000
        shares authorized; 8,048,276 shares issued
        and outstanding                                    80            80
      Capital in excess of par value                   28,023        28,144
      Retained earnings                                 4,474         3,785
      Accumulated other comprehensive income (Note 3)      64            46
                                                      -------       -------
                                                       32,641        32,055
                                                      -------       -------
                                                      $48,392       $47,401
                                                      =======       =======


    The accompanying notes are an integral part of these consolidated financial statements.





                                        3PAGE

                            THERMO VISION CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                       Three Months Ended
                                                      --------------------
                                                     April 4,   March 29,
    (In thousands except per share amounts)              1998        1997
    ----------------------------------------------------------------------
    Revenues                                          $10,529     $ 8,585
                                                      -------     -------
    Costs and Operating Expenses:
      Cost of revenues                                  5,985       4,826
      Selling, general, and administrative expenses     2,312       1,927
      Research and development expenses                 1,035         902
                                                      -------     -------
                                                        9,332       7,655
                                                      -------     -------
    Operating Income                                    1,197         930

    Interest Income                                       124           -
    Interest Expense                                     (133)        (32)
                                                      -------     -------
    Income Before Provision for Income Taxes            1,188         898
    Provision for Income Taxes                            499         370
                                                      -------     -------
    Net Income                                        $   689     $   528
                                                      =======     =======
    Basic and Diluted Earnings per Share (Note 2)     $   .09     $   .08
                                                      =======     =======
    Basic and Diluted Weighted Average Shares
      (Note 2)                                          8,048       6,909
                                                      =======     =======


    The accompanying notes are an integral part of these consolidated financial statements.



                                        4PAGE

                            THERMO VISION CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)


                                                        Three Months Ended
                                                      ----------------------
                                                     April 4,      March 29,
    (In thousands)                                       1998           1997
    ------------------------------------------------------------------------
    Operating Activities:
      Net income                                      $   689        $   528
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization                   362            328
          Provision for losses on accounts
            receivable                                     14              2
          Changes in current accounts, excluding
            the effects of acquisition:
              Accounts receivable                         197           (499)
              Inventories                                (401)            71
              Other current assets                       (157)          (104)
              Accounts payable                             28            195
              Other current liabilities                   592           (101)
                                                      -------        -------
    Net cash provided by operating activities           1,324            420
                                                      -------        -------
    Investing Activities:
      Acquisition, net of cash acquired                     -         (3,545)
      Purchases of property, plant, and equipment      (1,133)          (220)
      Other                                               (60)             -
                                                      -------        -------
    Net cash used in investing activities              (1,193)        (3,765)
                                                      -------        -------
    Financing Activities:
      Net proceeds from issuance of note payable to
        Thermo Optek                                        -          3,600
      Net decrease in short-term borrowing from
        Thermo Electron and affiliated companies            -         (2,724)
      Net increase (decrease) in short-term
        borrowings                                       (237)           183
      Net transfer from parent company                      -          2,154
      Other                                              (121)             -
                                                      -------        -------
    Net cash provided by (used in) financing
      activities                                         (358)         3,213
                                                      -------        -------
    Decrease in Cash and Cash Equivalents                (227)          (132)
    Cash and Cash Equivalents at Beginning of
      Period                                            9,604            306
                                                      -------        -------
    Cash and Cash Equivalents at End of Period        $ 9,377        $   174
                                                      =======        =======


                                        5PAGE

                            THERMO VISION CORPORATION

                                   (Unaudited)


                                                       Three Months Ended
                                                     ----------------------
                                                     April 4,     March 29,
    (In thousands)                                       1998          1997
     ----------------------------------------------------------------------
    Noncash Activities:
      Fair value of assets of acquired company       $      -      $  4,519
      Cash paid for acquired company                        -             -
      Due to Thermo Optek for acquired company              -        (3,600)
                                                     --------      --------
        Liabilities assumed of acquired company      $      -      $    919
                                                     ========      ========


    The accompanying notes are an integral part of these consolidated financial statements.












                                        6PAGE

                            THERMO VISION CORPORATION

                   Notes to Consolidated Financial Statements

    1.  General

        The interim consolidated financial statements presented have been prepared by Thermo Vision Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 4, 1998, and the results of operations and the cash flows for the three-month periods ended April 4, 1998, and March 29, 1997. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accounts. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    2.  Earnings per Share

        Basic and diluted earnings per share were calculated as follows:

                                                        Three Months Ended
                                                       --------------------
                                                       April 4,   March 29,
    (In thousands except per share amounts)                1998        1997
    -----------------------------------------------------------------------
    Net income                                          $   689     $   528
                                                        -------     -------
    Weighted average shares                               8,048       6,909
                                                        -------     -------
    Basic and diluted earnings per share                $   .09     $   .08
                                                        =======     =======

        The computation of diluted earnings per share excludes the effect of assuming the exercise of outstanding stock options because the effect would be antidilutive. As of April 4, 1998, there were 291,000 of such options outstanding, with exercise prices ranging from $7.50 to $7.80 per share.

    3.  Comprehensive Income

        During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive income. In general, comprehensive income combines net income and "other


                                        7PAGE

                            THERMO VISION CORPORATION
    comprehensive income," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1998 and 1997, the Company's comprehensive income totaled $707,000 and $509,000, respectively.

    Item 2 - Management's Discussion and Analysis of Financial Condition and
    ------------------------------------------------------------------------
             Results of Operations
             ---------------------
        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Risk Factors" included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

    Overview

        Thermo Vision Corporation (the Company) designs, manufactures, and markets a diverse array of photonics products, including optical components, imaging sensors and systems, lasers, optically based instruments, optoelectronics, and fiber optics. The Company sells photonics products in multiple markets across a number of industries for research, testing, detecting, and manufacturing applications.

        The Company initially comprised two businesses: Scientific Measurement Systems Inc. (now called Thermo Vision Colorado), a manufacturer of optically based instruments, and CID Technologies Inc. (CIDTEC), a manufacturer of sensors and cameras based on proprietary charge-injection device (CID) technology. Since February 1996, the Company has acquired four businesses from unrelated third parties that currently comprise the bulk of its operations. In February 1996, the Company acquired Oriel Corporation, a manufacturer and distributor of photonics components and instruments, and Corion Corporation, a manufacturer of commercial optical filters. In February 1997, the Company acquired Laser Science, Inc. (LSI), a manufacturer of gas lasers. In July 1997, the Company acquired Centronic, Inc. (now called Centro Vision, Inc.), a manufacturer of silicon photodiodes. In addition, in August 1997, the Company acquired the crystal-materials business (Hilger) of Hilger Analytical Limited, a wholly owned subsidiary of Thermo Optek Corporation. Because the Company and Hilger were deemed for accounting purposes to be under control of their common owner, Thermo Instrument Systems Inc., the transaction has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the results of operations of Hilger are included for all periods presented. From the time of the Company's incorporation in November 1995 to August 1997, the

                                        8PAGE

                            THERMO VISION CORPORATION
    crystal-materials business of Hilger Analytical was under the Company's management. All of the Company's other acquisitions were accounted for using the purchase method of accounting.

        Approximately 7% of the Company's 1997 revenues originated outside the U.S. and approximately 27% of the Company's 1997 revenues were exports from the U.S. Revenues originating outside the U.S. represent revenues of Hilger. Hilger's operations are located in the United Kingdom and principally sell in the local currency. Exports from the Company's U.S. operations are denominated in U.S. dollars. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations.

    Results of Operations

    First Quarter 1998 Compared With First Quarter 1997
    ---------------------------------------------------

        Revenues increased 23% to $10.5 million in the first quarter of 1998 from $8.6 million in the first quarter of 1997. Revenues increased $1.8 million due to the acquisition of Centro Vision in July 1997 and the inclusion of revenues for the full period from LSI, acquired in February 1997. Excluding the impact of acquisitions, revenues were relatively unchanged. Higher revenues at Hilger due to increased shipments under its Stanford Linear Accelerator (SLAC) contract and at CIDTEC due to increased sales of sensors to Thermo Optek were substantially offset by a decrease in revenue at Oriel as a result of its relocation to a new facility during 1998.

        The gross profit margin was relatively unchanged at 43.2% in the first quarter of 1998 and 43.8% in the first quarter of 1997.

        Selling, general, and administrative expenses as a percentage of revenues remained constant at 22% in the first quarter of 1998 and 1997. Research and development expenses increased to $1.0 million in 1998 from $0.9 million in 1997, primarily due to the acquisition of Centro Vision and the inclusion of LSI's results for the full period in 1998.

        Interest expense of $0.1 million in the first quarter of 1998 primarily represents interest incurred on the $3.6 million and $3.8 million promissory notes issued to Thermo Optek and Thermo Electron Corporation for the acquisition of LSI and Centro Vision, respectively.

        The effective tax rate was 42% in the first quarter of 1998, compared with 41% in the first quarter of 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of nondeductible amortization of cost in excess of net assets of acquired companies and state income taxes.

                                        9PAGE

                            THERMO VISION CORPORATION

    Liquidity and Capital Resources

        Consolidated working capital was $19.4 million at April 4, 1998, compared with $19.6 million at January 3, 1998. Included in working capital are cash and cash equivalents of $9.4 million at April 4, 1998, compared with $9.6 million at January 3, 1998. During the first three months of 1998, operating activities provided $1.3 million of cash. Cash of $0.6 million, provided by an increase in other current liabilities, was offset in part by cash of $0.4 million used to fund an increase in inventory, primarily to support requirements under Hilger's SLAC contract.

        Investing activities used $1.2 million of cash during the first three months of 1998. The Company expended $1.1 million on purchases of property, plant, and equipment, including $0.6 million for leasehold improvements at Oriel. The Company plans to spend approximately $1.0 million on property, plant, and equipment during the remainder of 1998.

        The Company's financing activities used $0.4 million of cash during the first three months of 1998, primarily to repay short-term borrowings at Hilger.

        Although the Company generally expects to have positive cash flow from its existing operations, the Company may require significant amounts of cash for any acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds, debt or equity financing from capital markets, or short- or long-term borrowings from Thermo Instrument or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

    PART II - OTHER INFORMATION

    Item 2 - Use of Proceeds
    ------------------------

        The Company's Registration Statement on Form S-1 (File No. 333-38153) covering 1,236,250 shares of common stock, par value $.01 per share, with an aggregate offering price of $9,272,000, was declared effective by the Securities and Exchange Commission on December 10, 1997. The offering commenced on December 10, 1997, and terminated on December 31, 1997. The managing underwriters were Fahnestock & Co. Inc. and HSBC Securities, Inc. The Company sold 1,139,491 shares in the offering for an aggregate offering price of $8,546,000. The Company's total expenses in connection with the offering were $1,634,000, of which $598,000 was for underwriting discounts and commissions and $1,036,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company, except for $169,000 paid to Thermo Electron, the Company's ultimate parent company, for certain services rendered in connection with the offering. The Company's net proceeds from the offering were $6,912,000. As of April 4, 1998, all of such net proceeds were invested in investment-grade interest- or dividend-bearing

                                       10PAGE

                            THERMO VISION CORPORATION

    ------------------------

    investments pursuant to a repurchase agreement with Thermo Electron whereby the Company in effect lends its excess cash to Thermo Electron on a collateralized basis at market interest rates.

    Item 6 - Exhibits
    -----------------

        See Exhibit Index on the page immediately preceding exhibits.














                                       11PAGE

                            THERMO VISION CORPORATION

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 8th day of May 1998.

                                           THERMO VISION CORPORATION



                                           Paul F. Kelleher
                                           ---------------------------
                                           Paul F. Kelleher
                                           Chief Accounting Officer



                                           John N. Hatsopoulos
                                           ---------------------------
                                           John N. Hatsopoulos
                                           Chief Financial Officer and
                                             Senior Vice President










                                       12
PAGE

                            THERMO VISION CORPORATION

                                  EXHIBIT INDEX


    Exhibit
    Number       Description of Exhibit
    ------------------------------------------------------------------------

      27         Financial Data Schedule.