Form 10-Q
period 1998-07-04
THERMO VISION CORP
filed 1998-08-07
CIK 1044864

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                -------------------------------------------

                                    FORM 10-Q

(mark one)

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended July 4, 1998.

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


        Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class                   Outstanding at July 31, 1998
     ----------------------------       ----------------------------
     Common Stock, $.01 par value                 8,048,276

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO VISION CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                      July 4,   January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $7,860
    and $9,410 under repurchase agreement with
    affiliated company)                               $ 8,297      $ 9,604
  Accounts receivable, less allowances of
    $351 and $430                                       6,416        6,935
  Inventories:
    Raw materials and supplies                          6,392        5,637
    Work in progress                                      682          967
    Finished goods                                      2,074        1,697
  Prepaid expenses                                        804          971
  Prepaid income taxes                                  1,410        1,405
                                                      -------      -------

                                                       26,075       27,216
                                                      -------      -------

Property, Plant, and Equipment, at Cost                 9,009        7,196
  Less: Accumulated depreciation and amortization       3,024        2,439
                                                      -------      -------

                                                        5,985        4,757
                                                      -------      -------

Other Assets                                              753          584
                                                      -------      -------

Cost in Excess of Net Assets of Acquired Companies     14,657       14,844
                                                      -------      -------

                                                      $47,470      $47,401
                                                      =======      =======

                            THERMO VISION CORPORATION

                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                      July 4,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Note payable and capital lease obligation           $ 1,079      $ 1,143
  Accounts payable                                      3,100        3,671
  Accrued payroll and employee benefits                   673          905
  Accrued acquisition expenses                            306          510
  Other accrued expenses                                1,277        1,171
  Due to Thermo Electron and affiliated companies          22          177
                                                      -------      -------

                                                        6,457        7,577
                                                      -------      -------

Deferred Income Taxes                                      22           22
                                                      -------      -------

Long-term Obligations, Due to Thermo Electron
  and Thermo Optek                                      7,747        7,747
                                                      -------      -------

Shareholders' Investment:
  Common stock, $.01 par value, 20,000,000
    shares authorized; 8,048,276 shares issued
    and outstanding                                        80           80
  Capital in excess of par value                       28,023       28,144
  Retained earnings                                     5,081        3,785
  Accumulated other comprehensive items (Note 3)           60           46
                                                      -------      -------

                                                       33,244       32,055
                                                      -------      -------

                                                      $47,470      $47,401
                                                      =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO VISION CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                        Three Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $10,224    $ 9,225
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                        5,714      5,136
  Selling, general, and administrative expenses           2,400      2,059
  Research and development expenses                       1,049        965
                                                        -------    -------

                                                          9,163      8,160
                                                        -------    -------

Operating Income                                          1,061      1,065

Interest Income                                             104          -
Interest Expense                                            (18)       (24)
Interest Expense, Related Party                            (110)       (54)
                                                        -------    -------

Income Before Provision for Income Taxes                  1,037        987
Provision for Income Taxes                                  430        421
                                                        -------    -------

Net Income                                              $   607    $   566
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 2)           $   .08    $   .08
                                                        =======    =======

Basic and Diluted Weighted Average Shares (Note 2)        8,048      6,909
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO VISION CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)


                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands except per share amounts)                    1998       1997
--------------------------------------------------------------------------

Revenues                                                $20,753    $17,810
                                                        -------    -------

Costs and Operating Expenses:
  Cost of revenues                                       11,699      9,962
  Selling, general, and administrative expenses           4,712      3,986
  Research and development expenses                       2,084      1,867
                                                        -------    -------

                                                         18,495     15,815
                                                        -------    -------

Operating Income                                          2,258      1,995

Interest Income                                             228          -
Interest Expense                                            (39)       (34)
Interest Expense, Related Party                            (222)       (76)
                                                        -------    -------

Income Before Provision for Income Taxes                  2,225      1,885
Provision for Income Taxes                                  929        791
                                                        -------    -------

Net Income                                              $ 1,296    $ 1,094
                                                        =======    =======

Basic and Diluted Earnings per Share (Note 2)           $   .16    $   .16
                                                        =======    =======

Basic and Diluted Weighted Average Shares (Note 2)        8,048      6,909
                                                        =======    =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO VISION CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                         Six Months Ended
                                                        ------------------
                                                        July 4,   June 28,
(In thousands)                                             1998       1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                            $ 1,296    $ 1,094
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization                         774        781
      Provision for losses on accounts receivable             -         17
      Changes in current accounts, excluding the
        effects of acquisition:
          Accounts receivable                               525        211
          Inventories                                      (636)       108
          Other current assets                              164       (226)
          Accounts payable                                 (774)       221
          Other current liabilities                        (490)      (526)
                                                        -------    -------

Net cash provided by operating activities                   859      1,680
                                                        -------    -------

Investing Activities:
  Acquisition, net of cash acquired                           -     (3,545)
  Purchases of property, plant, and equipment            (1,801)      (875)
  Other                                                    (169)         -
                                                        -------    -------

Net cash used in investing activities                    (1,970)    (4,420)
                                                        -------    -------

Financing Activities:
  Net proceeds from issuance of notes payable to
    Thermo Optek                                              -      3,947
  Net decrease in short-term borrowings from
    Thermo Electron and affiliated companies                  -     (2,949)
  Net transfer from parent company                            -      1,893
  Net decrease in short-term borrowings                     (77)       (24)
  Other                                                    (121)      (242)
                                                        -------    -------

Net cash provided by (used in) financing activities        (198)     2,625
                                                        -------    -------

Exchange Rate Effect on Cash                                  2          3
                                                        -------    -------

Decrease in Cash and Cash Equivalents                    (1,307)      (112)
Cash and Cash Equivalents at Beginning of Period          9,604        306
                                                        -------    -------

Cash and Cash Equivalents at End of Period              $ 8,297    $   194
                                                        =======    =======

Noncash Activities:
  Fair value of assets of acquired company              $     -    $ 4,519
  Due to Thermo Optek for acquired company                    -     (3,600)
                                                        -------    -------

    Liabilities assumed of acquired company             $     -    $   919
                                                        =======    =======

The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO VISION CORPORATION

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Vision Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 4, 1998, the results of operations for the three- and six-month periods ended July 4, 1998, and June 28, 1997, and the cash flows for the six-month periods ended July 4, 1998, and June 28, 1997. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of January 3, 1998, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

2.  Earnings per Share

    Basic and diluted earnings per share were calculated as follows:

                                Three Months Ended       Six Months Ended
                                -------------------    -------------------
(In thousands except            July 4,    June 28,    July 4,    June 28,
per share amounts)                 1998        1997       1998        1997
--------------------------------------------------------------------------
Net income                       $  607      $  566     $1,296      $1,094
                                 ------      ------     ------      ------

Weighted average shares           8,048       6,909      8,048       6,909
                                 ------      ------     ------      ------

Basic and diluted earnings
  per share                      $  .08      $  .08     $  .16      $  .16
                                 ======      ======     ======      ======

    The computation of diluted earnings per share excludes the effect of assuming the exercise of outstanding stock options because the effect would be antidilutive. As of July 4, 1998, there were 310,000 of such options outstanding, with exercise prices ranging from $7.29 to $7.80 per share.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items. In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1998 and 1997, the Company's comprehensive income totaled $603,000 and $588,000, respectively. During the first six months of 1998 and 1997, the Company's comprehensive income totaled $1,310,000 and $1,097,000, respectively.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 1998, filed with the Securities and Exchange Commission.

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

    The Company initially comprised two businesses: Scientific Measurement Systems Inc. (now called Thermo Vision Colorado), a manufacturer of optically based instruments, and CID Technologies Inc. (CIDTEC), a manufacturer of sensors and cameras based on proprietary charge-injection device (CID) technology. Since February 1996, the Company has acquired four businesses from unrelated third parties that currently comprise the bulk of its operations. In February 1996, the Company acquired Oriel Corporation, a manufacturer and distributor of photonics components and instruments, and the assets of Corion Corporation, a manufacturer of commercial optical filters. In February 1997, the Company acquired Laser Science, Inc. (LSI), a manufacturer of gas lasers. In July 1997, the Company acquired the assets of Centronic, Inc. (now called Centro Vision, Inc.), a manufacturer of silicon photodiodes. In addition, in August 1997, the Company acquired the crystal-materials business (Hilger) of Hilger Analytical Limited, a wholly owned subsidiary of Thermo Optek Corporation. Because the Company and Hilger were deemed for accounting purposes to be under control of their common owner, Thermo Instrument Systems Inc., the transaction has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the results of operations of Hilger are included for all periods presented. From the time of the Company's incorporation in November 1995 to August 1997, Hilger was under the Company's management. All of the Company's other acquisitions were accounted for using the purchase method of accounting.

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

Results of Operations

Second Quarter 1998 Compared With Second Quarter 1997

    Revenues increased 11% to $10.2 million in the second quarter of 1998 from $9.2 million in the second quarter of 1997. Revenues increased $1.3 million due to the acquisition of Centro Vision in July 1997. Excluding the impact of the acquisition, revenues decreased $333,000. Higher revenues at Corion primarily due to shipments under a contract with a new customer and at LSI due to increased manufacturing capacity were more than offset by a decrease in revenue at Oriel as a result of a slowdown in the semiconductor industry. The Company's backlog decreased $1.7 million during the second quarter of 1998 to $10.2 million, primarily at Oriel as a result of the slowdown in the semiconductor industry.

    The gross profit margin was unchanged at 44% in the second quarter of 1998 and 1997.

    Selling, general, and administrative expenses as a percentage of revenues increased slightly to 23% in the second quarter of 1998 from 22% in the second quarter of 1997, primarily due to public reporting costs incurred during 1998 that were not incurred in 1997. Research and development expenses were unchanged at $1.0 million in 1998 and 1997.

    Related-party interest expense primarily represents interest incurred on the aggregate $7.7 million of promissory notes issued to Thermo Optek and Thermo Electron Corporation for the acquisitions of LSI and Centro Vision, respectively. Related-party interest expense increased to $110,000 in the second quarter of 1998 from $54,000 in the second quarter of 1997 due to the July 1997 issuance of a $3.8 million note payable to Thermo Electron for the acquisition of Centro Vision.

    The effective tax rate was 41.5% and 42.7% in the second quarter of 1998 and 1997, respectively. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of nondeductible amortization of cost in excess of net assets of acquired companies and state income taxes.

    The Company is currently assessing the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and on products purchased by the Company. The Company believes that its internal information systems are either year 2000 compliant or will be so prior to the year 2000 without incurring material costs. There can be no assurance, however, that the Company will not experience unexpected costs and delays in achieving year 2000 compliance for its internal information systems, which could result in a material adverse effect on the Company's future results of operations.

    The Company is presently assessing whether its key suppliers are adequately addressing the year 2000 issue and the effect it may have on the Company. The Company has not completed its analysis and is unable to conclude at this time that the year 2000 issue as it relates to products purchased from key suppliers is not reasonably likely to have a material adverse effect on the Company's future results of operations.

First Six Months 1998 Compared With First Six Months 1997

    Revenues increased 17% to $20.8 million in the first six months of 1998 from $17.8 million in the first six months of 1997. Revenues increased $3.2 million due to the acquisition of Centro Vision in July 1997 and the inclusion of revenues for the full period from LSI, acquired in February 1997. Excluding the impact of acquisitions, revenues were relatively unchanged. Higher revenues at Corion primarily due to shipments under a contract with a new customer, at Hilger due to increased shipments under its Stanford Linear Accelerator (SLAC) contract, and at CIDTEC due to increased sales of sensors were offset by a decrease in revenue at Oriel as a result of its relocation to a new facility in the first quarter of 1998 and a slowdown in the semiconductor industry during 1998.

    The gross profit margin was unchanged at 44% in the first six months of 1998 and 1997.

    Selling, general, and administrative expenses as a percentage of revenues remained relatively unchanged at 22.7% and 22.4% in the first six months of 1998 and 1997, respectively. Research and development expenses increased to $2.1 million in 1998 from $1.9 million in 1997, primarily due to the acquisition of Centro Vision and the inclusion of LSI's results for the full period in 1998.

    Related-party interest expense increased to $222,000 in the first six months of 1998 from $76,000 in the first six months of 1997 due to the reason discussed in the results of operations for the second quarter.

    The effective tax rate was 42% in the first six months of 1998 and 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of nondeductible amortization of cost in excess of net assets of acquired companies and state income taxes.

Liquidity and Capital Resources

    Consolidated working capital was $19.6 million at July 4, 1998, and January 3, 1998. Included in working capital are cash and cash equivalents of $8.3 million at July 4, 1998, compared with $9.6 million at January 3, 1998. During the first six months of 1998, operating activities provided $0.9 million of cash. The Company used cash of $0.6 million to fund an increase in inventory, primarily to support raw material requirements at Hilger and increased demand for sensors at CIDTEC. In addition, the Company used cash of $0.8 million during the period to reduce accounts payable, primarily at LSI.

    Investing activities used $2.0 million of cash during the first six months of 1998. The Company expended $1.8 million on purchases of property, plant, and equipment, including leasehold improvements at Oriel's new facility. The Company plans to spend approximately $0.5 million on property, plant, and equipment during the remainder of 1998.

    In August 1998, the Company signed a nonbinding letter of intent to acquire a laser diode manufacturing business (the Business) for approximately $5.6 million. The proposed acquisition is subject to certain conditions including completion of due diligence and approval by the boards of directors of the Company and the Business. The final terms of this acquisition have not been determined and there can be no assurance that it will be completed. Thermo Instrument has indicated a willingness to lend sufficient funds to the Company to enable it to acquire the Business.

    The Company may require significant amounts of cash for any acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short- or long-term borrowings from Thermo Instrument or Thermo Electron, although, except as discussed above, it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

PART II - OTHER INFORMATION

Item 2 - Use of Proceeds

    The Company's Registration Statement on Form S-1 (File No. 333-38153) covering 1,236,250 shares of common stock, par value $.01 per share, with an aggregate offering price of $9,272,000, was declared effective by the Securities and Exchange Commission on December 10, 1997. The offering commenced on December 10, 1997, and terminated on December 31, 1997. The managing underwriters were Fahnestock & Co. Inc. and HSBC Securities, Inc. The Company sold 1,139,491 shares in the offering for an aggregate offering price of $8,546,000. The Company's total expenses in connection with the offering were $1,634,000, of which $598,000 was for underwriting discounts and commissions, $867,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company, and $169,000 was paid to Thermo Electron, the Company's ultimate parent company, for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $6,912,000. As of July 4, 1998, the Company had expended $1,801,000 of such net proceeds for the purchase of property, plant, and equipment, $2,084,000 for research and development expenses, and $1,211,000 for working capital. As of July 4, 1998, the Company had expended an aggregate of $5,096,000 of such net proceeds, and the remaining net proceeds of $1,816,000 were invested in investment-grade interest- or dividend-bearing investments pursuant to a repurchase agreement with Thermo Electron whereby the Company in effect lends its excess cash to Thermo Electron on a collateralized basis at market interest rates. As of July 4, 1998, the Company had $8,297,000 of cash and cash equivalents.

Item 4 - Submission of Matters to a Vote of Security Holders

    On June 1, 1998, at the Annual Meeting of Shareholders, the shareholders elected five incumbent directors to a one-year term expiring in 1999. The directors elected at the meeting were: Dr. D. Allan Bromley, Dr. Elias P. Gyftopoulos, Ms. Kristine Stotz Langdon, Mr. Earl R. Lewis, and Mr. Arvin H. Smith. Each director received 7,688,565 shares voted in favor of election and 35 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

    At the Annual Meeting of Shareholders, the shareholders also approved a proposal to adopt an employees' stock purchase plan and to reserve 50,000 shares of the Company's common stock for issuance thereunder, as follows: 7,678,409 shares voted in favor, 4,876 shares voted against, and 5,315 shares abstained. No broker nonvotes were recorded on the proposal.

Item 5 - Other Information

    Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934, as amended (the Exchange Act), shareholders of the Company are hereby notified that any shareholder proposal not included in the Company's proxy materials for its 1999 Annual Meeting of Shareholders (the Annual Meeting) in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received by the Company after March 16, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in the Company's proxy materials for the Annual Meeting unless (a) the Company receives notice of such proposal by March 16, 1999, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

Item 6 - Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 7th day of August 1998.

                                       THERMO VISION CORPORATION



                                       Paul F. Kelleher
                                       ----------------------------
                                       Paul F. Kelleher
                                       Chief Accounting Officer



                                       John N. Hatsopoulos
                                       ----------------------------
                                       John N. Hatsopoulos
                                       Chief Financial Officer and
                                         Senior Vice President

                                  EXHIBIT INDEX


Exhibit
Number       Description of Exhibit
----------------------------------------------------------------------------
  27         Financial Data Schedule.