Form 10-Q
period 1998-10-03
THERMO VISION CORP
filed 1998-11-06
CIK 1044864

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                  ----------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarter Ended October 3, 1998.

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

      Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                Class               Outstanding at October 30, 1998
     ----------------------------   -------------------------------
     Common Stock, $.01 par value              8,048,276

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
-----------------------------

                            THERMO VISION CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets


                                                    October 3,  January 3,
(In thousands)                                           1998         1998
--------------------------------------------------------------------------

Current Assets:
  Cash and cash equivalents (includes $8,130
    and $9,410 under repurchase agreement with
    affiliated company)                               $ 8,529      $ 9,604
  Accounts receivable, less allowances of $330
    and $430                                            5,817        6,935
  Inventories:
    Raw materials and supplies                          4,921        5,637
    Work in progress                                      604          967
    Finished goods                                      2,363        1,697
  Prepaid expenses                                        205          971
  Prepaid income taxes                                  2,413        1,405
                                                      -------      -------

                                                       24,852       27,216
                                                      -------      -------

Property, Plant, and Equipment, at Cost                 9,162        7,196
  Less: Accumulated depreciation and amortization       3,335        2,439
                                                      -------      -------

                                                        5,827        4,757
                                                      -------      -------

Other Assets                                              775          584
                                                      -------      -------

Cost in Excess of Net Assets of Acquired Companies     14,569       14,844
                                                      -------      -------

                                                      $46,023      $47,401
                                                      =======      =======

                            THERMO VISION CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                  Liabilities and Shareholders' Investment


                                                   October 3,   January 3,
(In thousands except share amounts)                      1998         1998
--------------------------------------------------------------------------

Current Liabilities:
  Note payable and capital lease obligation           $   909      $ 1,143
  Accounts payable                                      2,524        3,671
  Accrued payroll and employee benefits                   701          905
  Accrued acquisition expenses                            303          510
  Other accrued expenses                                1,381        1,171
  Due to Thermo Electron and affiliated companies         247          177
                                                      -------      -------

                                                        6,065        7,577
                                                      -------      -------

Deferred Income Taxes                                      22           22
                                                      -------      -------

Long-term Obligations, Due to Thermo Electron
  and Thermo Optek                                      7,747        7,747
                                                      -------      -------

Shareholders' Investment:
  Common stock, $.01 par value, 20,000,000
    shares authorized; 8,048,276 shares issued
    and outstanding                                        80           80
  Capital in excess of par value                       28,023       28,144
  Retained earnings                                     4,002        3,785
  Accumulated other comprehensive items (Note 3)           84           46
                                                      -------      -------

                                                       32,189       32,055
                                                      -------      -------

                                                      $46,023      $47,401
                                                      =======      =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO VISION CORPORATION
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                   Three Months Ended
                                                --------------------------
                                                October 3,   September 27,
(In thousands except per share amounts)               1998            1997
--------------------------------------------------------------------------

Revenues                                           $ 9,046         $10,635
                                                   -------         -------

Costs and Operating Expenses:
  Cost of revenues (Note 4)                          7,328           5,829
  Selling, general, and administrative expenses      2,460           2,572
  Research and development expenses                  1,052           1,119
  Restructuring costs (Note 4)                          40               -
                                                   -------         -------

                                                    10,880           9,520
                                                   -------         -------

Operating Income (Loss)                             (1,834)          1,115

Interest Income                                        111              16
Interest Expense                                       (20)            (18)
Interest Expense, Related Party                       (111)            (64)
                                                   -------         -------

Income (Loss) Before Income Taxes                   (1,854)          1,049
Income Tax Provision (Benefit)                        (775)            441
                                                   -------         -------

Net Income (Loss)                                  $(1,079)        $   608
                                                   =======         =======

Basic and Diluted Earnings (Loss) per Share
  (Note 2)                                         $  (.13)        $   .09
                                                   =======         =======

Basic and Diluted Weighted Average Shares
  (Note 2)                                           8,048           6,909
                                                   =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO VISION CORPORATION
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                    Nine Months Ended
                                                --------------------------
                                                October 3,   September 27,
(In thousands except per share amounts)               1998            1997
--------------------------------------------------------------------------

Revenues                                           $29,799         $28,445
                                                   -------         -------

Costs and Operating Expenses:
  Cost of revenues (Note 4)                         19,027          15,791
  Selling, general, and administrative expenses      7,172           6,558
  Research and development expenses                  3,136           2,986
  Restructuring costs (Note 4)                          40               -
                                                   -------         -------

                                                    29,375          25,335
                                                   -------         -------

Operating Income                                       424           3,110

Interest Income                                        339              16
Interest Expense                                       (59)            (52)
Interest Expense, Related Party                       (333)           (140)
                                                   -------         -------

Income Before Income Taxes                             371           2,934
Income Tax Provision                                   154           1,232
                                                   -------         -------

Net Income                                         $   217         $ 1,702
                                                   =======         =======

Basic and Diluted Earnings per Share (Note 2)      $   .03         $   .25
                                                   =======         =======

Basic and Diluted Weighted Average Shares
  (Note 2)                                           8,048           6,909
                                                   =======         =======


The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO VISION CORPORATION
                      Consolidated Statement of Cash Flows
                                   (Unaudited)
                                                     Nine Months Ended
                                                 -------------------------
                                                 October 3,  September 27,
(In thousands)                                         1998           1997
--------------------------------------------------------------------------

Operating Activities:
  Net income                                         $   217       $ 1,702
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                    1,176         1,298
      Provision for losses on accounts receivable          2            42
      Other noncash expenses                           2,167             -
      Changes in current accounts, excluding the
        effects of acquisitions:
          Accounts receivable                          1,129          (425)
          Inventories                                 (1,074)         (268)
          Other current assets                          (716)         (201)
          Accounts payable                            (1,352)          920
          Other current liabilities                     (118)         (515)
                                                     -------       -------

Net cash provided by operating activities              1,431         2,553
                                                     -------       -------

Investing Activities:
  Acquisitions, net of cash acquired                       -        (7,345)
  Purchases of property, plant, and equipment         (1,934)       (1,142)
  Other                                                 (191)            -
                                                     -------       -------

Net cash used in investing activities                 (2,125)       (8,487)
                                                     -------       -------

Financing Activities:
  Net proceeds from issuance of notes payable to
    Thermo Electron and Thermo Optek                       -         7,747
  Net decrease in short-term borrowings from
    Thermo Electron and affiliated companies               -        (2,868)
  Net transfer from parent company                         -         1,444
  Net decrease in short-term borrowings                 (260)         (116)
  Other                                                 (121)         (379)
                                                     -------       -------
Net cash provided by (used in) financing
  activities                                            (381)        5,828
                                                     -------       -------

Decrease in Cash and Cash Equivalents                 (1,075)         (106)
Cash and Cash Equivalents at Beginning of Period       9,604           306
                                                     -------       -------

Cash and Cash Equivalents at End of Period           $ 8,529       $   200
                                                     =======       =======

Noncash Activities:
  Fair value of assets of acquired companies         $     -       $ 9,414
  Due to Thermo Electron and Thermo Optek for
    acquired companies                                     -        (7,400)
                                                     -------       -------

    Liabilities assumed of acquired companies        $     -       $ 2,014
                                                     =======       =======


The accompanying notes are an integral part of these consolidated financial statements.

                 Notes to Consolidated Financial Statements

1.  General

    The interim consolidated financial statements presented have been prepared by Thermo Vision Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 3, 1998, the results of operations for the three- and nine-month periods ended October 3, 1998, and September 27, 1997, and the cash flows for the nine-month periods ended October 3, 1998, and September 27, 1997. Interim results are not necessarily indicative of results for a full year.

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

2.  Earnings (Loss) per Share

    Basic and diluted earnings (loss) per share were calculated as follows:

                               Three Months Ended        Nine Months Ended
                               -------------------      -------------------
(In thousands except           Oct. 3,   Sept. 27,      Oct. 3,   Sept. 27,
per share amounts)                1998        1997         1998        1997
---------------------------------------------------------------------------
Net Income (Loss)              $(1,079)     $   608     $   217     $ 1,702
                               -------      -------     -------     -------

Weighted Average Shares          8,048        6,909       8,048       6,909
                               -------      -------     -------     -------

Basic and Diluted Earnings
  (Loss) per Share             $  (.13)     $   .09     $   .03     $   .25
                               =======      =======     =======     =======

    The computation of diluted earnings (loss) per share excludes the effect of assuming the exercise of outstanding stock options because the effect would be antidilutive. As of October 3, 1998, there were 308,700 of such options outstanding, with exercise prices ranging from $7.29 to $7.80 per share.

3.  Comprehensive Income

    During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement sets forth requirements for disclosure of the Company's comprehensive income and accumulated other comprehensive items.

In general, comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1998 and 1997, the Company had a comprehensive loss of $1,055,000 and comprehensive income of $586,000, respectively. During the first nine months of 1998 and 1997, the Company had comprehensive income of $255,000 and $1,683,000, respectively.

4.   Restructuring and Related Costs

    During the third quarter of 1998, the Company recorded restructuring and related costs of $2,207,000. Restructuring costs of $40,000 related to severance costs for 10 employees across several functions, all of whom were terminated prior to October 3, 1998. The Company also recorded an inventory write-down of $2,167,000. The inventory write-down is included in cost of revenues in the accompanying statement of operations and primarily relates to reserves for discontinued products and inventories considered excess based on current customer demand. In addition, the write-down includes a provision for yields from outsourced wafer production that were lower than had been anticipated.

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

                            THERMO VISION CORPORATION
Overview (continued)

    The Company initially comprised two businesses: Thermo Vision Colorado, a manufacturer of optically based instruments, and CID Technologies Inc. (CIDTEC), a manufacturer of sensors and cameras based on proprietary charge-injection device (CID) technology. Since February 1996, the Company has acquired four businesses from unrelated third parties that currently comprise the bulk of its operations. In February 1996, the Company acquired Oriel Corporation, a manufacturer and distributor of photonics components and instruments, and the assets of Corion Corporation, a manufacturer of commercial optical filters. In February 1997, the Company acquired Laser Science, Inc. (LSI), a manufacturer of gas lasers. In July 1997, the Company acquired the assets of Centronic, Inc. (now called Centro Vision, Inc.), a manufacturer of silicon photodiodes. In addition, in August 1997, the Company acquired the crystal-materials business (Hilger) of Hilger Analytical Limited, a wholly owned subsidiary of Thermo Optek Corporation. Because the Company and Hilger were deemed for accounting purposes to be under control of their common owner, Thermo Instrument Systems Inc., the transaction has been accounted for at historical cost in a manner similar to a pooling of interests. Accordingly, the results of operations of Hilger are included for all periods presented. From the time of the Company's incorporation in November 1995 to August 1997, Hilger was under the Company's management. All of the Company's other acquisitions were accounted for using the purchase method of accounting.

    Approximately 7% of the Company's 1997 revenues originated outside the U.S. and approximately 27% of the Company's 1997 revenues were exports from the U.S. Revenues originating outside the U.S. represent revenues of Hilger. Hilger's operations are located in the United Kingdom and principally sell in the local currency. Exports from the Company's U.S. operations are denominated in U.S. dollars. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position may be affected by currency exchange rate fluctuations.

Results of Operations

Third Quarter 1998 Compared With Third Quarter 1997

    Revenues decreased 15% to $9.0 million in the third quarter of 1998 from $10.6 million in the third quarter of 1997. Revenues increased at LSI due to increased manufacturing capacity and at Corion primarily due to shipments under a contract with a new customer. These increases were more than offset by decreased revenues at the Company's other operations, primarily at Oriel as a result of a slowdown in the semiconductor industry and at Centro Vision due to the loss of a customer. The Company's backlog decreased $1.8 million during the second and third quarters of 1998 to $10.2 million, primarily at Oriel as a result of the slowdown in the semiconductor industry.

    The gross profit margin decreased to 19% in the third quarter of 1998 from 45% in the third quarter of 1997, primarily due to an inventory write-down of $2.2 million (Note 4). The inventory write-down primarily relates to reserves for discontinued products and inventories considered excess based on current customer demand. In addition, the write-down includes a provision for yields from outsourced wafer production that were lower than had been anticipated.

    Exclusive of the inventory write-down, the gross profit margin was 43% in the third quarter of 1998, compared with 45% in the third quarter of 1997. The decrease was primarily due to excess capacity at Oriel as a result of lower sales to customers in the semiconductor industry and higher cost of sales related to CIDTEC's dental imager due to initial production startup costs.

    Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the third quarter of 1998 from 24% in the third quarter of 1997, primarily due to the impact of lower revenues and public reporting costs incurred in 1998 that were not incurred in 1997. Research and development expenses were unchanged at $1.1 million in 1998 and 1997.

    During the third quarter of 1998, the Company recorded restructuring costs of $40,000 related to the termination of 10 employees (Note 4).

    CIDTEC's sole vendor for wafers used to produce sensors, including dental imagers (revenues from which products represent approximately 7% of the Company's revenues in the first nine months of 1998) notified CIDTEC that it intends to either sell or discontinue its wafer production operations in or around June 1999. The Company believes that additional foundries will be qualified, however, there can be no assurance that this will occur prior to June 1999. While the Company is in the process of qualifying other wafer foundries, the Company will continue to work with the present vendor to improve yields. However, there can be no assurance that such efforts will be successful.

    Interest income increased to $111,000 in the third quarter of 1998 from $16,000 in the third quarter of 1997, primarily due to higher average cash balances as a result of proceeds from the Company's December 1997 initial public offering. Related-party interest expense primarily represents interest incurred on the aggregate $7.7 million of promissory notes issued to Thermo Optek for the acquisition of LSI and Thermo Electron Corporation for the acquisition of Centro Vision.

    The effective tax rate was a benefit of 42% in the third quarter of 1998 and a provision of 42% in 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of nondeductible amortization of cost in excess of net assets of acquired companies and state income taxes.

First Nine Months 1998 Compared With First Nine Months 1997

    Revenues increased 5% to $29.8 million in the first nine months of 1998 from $28.4 million in the first nine months of 1997. Revenues increased $3.2 million due to the inclusion of revenues for the full period from Centro Vision, acquired in July 1997, and LSI, acquired in February 1997. Excluding the impact of acquisitions, revenues decreased $1.8 million, or 6%. Revenues increased at Corion primarily due to shipments under a contract with a new customer and at LSI due to increased manufacturing capacity. These increases were more than offset by decreased revenues at Oriel, primarily as a result of a slowdown in the semiconductor industry during 1998; at Centro Vision, due to the loss of a customer; and at Thermo Vision Colorado, due to a decline in sales to a major customer.

    The gross profit margin decreased to 36% in the first nine months of 1998 from 44% in the first nine months of 1997, primarily due to an inventory write-down as discussed in the results of operations for the third quarter. Exclusive of the inventory write-down, the gross profit margin decreased to 43% in 1998 from 44% in 1997, primarily due to the reasons discussed in the results of operations for the third quarter.

    Selling, general, and administrative expenses as a percentage of revenues increased to 24% in the first nine months of 1998 from 23% in the first nine months of 1997, primarily due to public reporting costs incurred in 1998 that were not incurred in 1997. Research and development expenses increased to $3.1 million in 1998 from $3.0 million in 1997, primarily due to the inclusion of Centro Vision and LSI results for the full period in 1998.

    During the third quarter of 1998, the Company recorded restructuring costs of $40,000 related to the termination of 10 employees (Note 4).

    Interest income increased to $339,000 in the first nine months of 1998 from $16,000 in the first nine months of 1997, primarily due to higher average cash balances as a result of proceeds from the Company's December 1997 initial public offering. Related-party interest expense increased to $333,000 in 1998 from $140,000 in 1997, primarily due to the July 1997 issuance of a $3.8 million note payable to Thermo Electron for the acquisition of Centro Vision.

    The effective tax rate was 42% in the first nine months of 1998 and 1997. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of nondeductible amortization of cost in excess of net assets of acquired companies and state income taxes.

Liquidity and Capital Resources

    Consolidated working capital was $18.8 million at October 3, 1998, compared with $19.6 million at January 3, 1998. Included in working capital are cash and cash equivalents of $8.5 million at October 3, 1998, compared with $9.6 million at January 3, 1998. During the first nine months of 1998, operating activities provided $1.4 million of cash. A decrease in accounts receivable provided $1.1 million of cash, primarily at Oriel as a result of lower revenues and improved collections. The Company used cash of $1.1 million to fund an increase in inventories, primarily to support increased demand for sensors at CIDTEC and raw material requirements at Hilger. In addition, the Company used cash of $1.4 million during the period to reduce accounts payable, primarily at LSI and Oriel.

    Investing activities used $2.1 million of cash during the first nine months of 1998. The Company expended $1.9 million on purchases of property, plant, and equipment, including leasehold improvements at Oriel's new facility. The Company plans to make capital expenditures of approximately $0.2 million during the remainder of 1998.

    The Company may require significant amounts of cash for any acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through a combination of internal funds and/or short- or long-term borrowings from Thermo Instrument or Thermo Electron, although it has no agreement with these companies to ensure that funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

    The Company continues to assess the potential impact of the year 2000 on the Company's internal business systems, products, and operations. The Company's year 2000 initiatives include (i) testing and upgrading internal business systems and facilities; (ii) testing the Company's current products and discontinued products; (iii) contacting key suppliers, vendors, and customers to determine their year 2000 compliance status; and (iv) developing contingency plans.

The Company's State of Readiness

    The Company believes that all of the material products that it currently manufactures and sells are year 2000 compliant. Very few of the Company's current products interface with computers, however, there can be no assurance that the Company has identified all of the year 2000 problems with its products.

    The Company has tested and evaluated its critical information technology systems for year 2000 compliance, including its significant computer systems, software applications, and related equipment. The Company is currently in the process of upgrading or replacing its noncompliant systems. In most cases, such upgrades or replacements are being made in the ordinary course of business. The Company expects that all of its material information technology systems will be year 2000 compliant by the end of 1999. The Company is also evaluating the potential year 2000 impact on its facilities, including its buildings and utility systems. Any problems that are identified will be prioritized and remediated based on their assigned priority. The Company will continue periodic testing of its critical internal business systems and facilities in an effort to minimize operating disruptions due to year 2000 issues.

    The Company is in the process of identifying and contacting suppliers, vendors, and customers that are believed to be significant to the Company's business operations in order to assess their year 2000 readiness. As part of this effort, the Company has developed and is distributing questionnaires relating to year 2000 compliance to its significant suppliers, vendors, and customers. The Company intends to follow up and monitor the year 2000 compliant progress of significant suppliers, vendors, and customers that indicate that they are not year 2000 compliant or that do not respond to the Company's questionnaires.

Contingency Plans

    The Company intends to develop a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. These plans may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, vendors, and customers, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

    To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance.

Risks of the Company's Year 2000 Issues

    While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays. Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. If any of the Company's material suppliers, vendors, or customers experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected. The Company's research and development, production, distribution, financial, administrative, and communications operations might be disrupted. There is expected to be a significant amount of litigation relating to the year 2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. Any unexpected costs or delays arising from the year 2000 issue could have a significant adverse impact on the Company's business, operations, and financial condition.

PART II - OTHER INFORMATION

Item 2 - Use of Proceeds

    The Company's Registration Statement on Form S-1 (File No. 333-38153) covering 1,236,250 shares of common stock, par value $.01 per share, with an aggregate offering price of $9,272,000, was declared effective by the Securities and Exchange Commission on December 10, 1997. The offering commenced on December 10, 1997, and terminated on December 31, 1997. The managing underwriters were Fahnestock & Co. Inc. and HSBC Securities, Inc. The Company sold 1,139,491 shares in the offering for an aggregate offering price of $8,546,000. The Company's total expenses in connection with the offering were $1,634,000, of which $598,000 was for underwriting discounts and commissions; $867,000 was for other expenses paid to persons other than directors or officers of the Company, persons owning more than 10 percent of any class of equity securities of the Company, or affiliates of the Company; and $169,000 was paid to Thermo Electron, the Company's ultimate parent company, for certain corporate services rendered in connection with the offering. The Company's net proceeds from the offering were $6,912,000. As of October 3, 1998, the Company had expended all of such net proceeds, as follows: $1,934,000 for the purchase of property, plant, and equipment; $3,136,000 for research and development expenses; and $1,842,000 for working capital. As of October 3, 1998, the Company had $8,529,000 of cash and cash equivalents.

Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

    See Exhibit Index on the page immediately preceding exhibits.

(b) Reports on Form 8-K

    On September 30, 1998, the Company filed a Current Report on Form 8-K dated September 29, 1998, with respect to restructuring and other charges recorded during the third quarter of 1998.

                                   SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 5th day of November 1998.

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