Form 10-K
period 1999-01-02
THERMO VISION CORP
filed 1999-03-15
CIK 1044864

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
            ----------------------------------------------------

                                 FORM 10-K

(mark one)
[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 for the fiscal year ended January 2, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

                       Commission file number 1-13391

                         THERMO VISION CORPORATION
           (Exact name of Registrant as specified in its charter)

Delaware                                                         04-3296594
(State or other jurisdiction of incorporation or
organization)                          (I.R.S. Employer Identification No.)

8E Forge Parkway
Franklin, Massachusetts                                               02038
(Address of principal executive offices)                         (Zip Code)

     Registrant's telephone number, including area code: (781) 622-1000

        Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
Common Stock, $.01 par value                  American Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant as of January 29, 1999, was approximately $4,861,000.

As of January 29, 1999, the Registrant had 8,048,276 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the year ended January 2, 1999, are incorporated by reference into Parts I and II.

Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 27, 1999, are incorporated by reference into
Part III.

                                   PART I

Item 1. Business

(a) General Development of Business

    Thermo Vision Corporation (the Company or the Registrant) designs, manufactures, and markets a diverse array of photonics products - light-based technologies that are embedded as "enabling technologies" in a wide range of applications, including medical diagnostic and analytical instrumentation; semiconductor manufacturing; X-ray imaging; and physics, chemistry, and biology research. The Company organizes and manages its business by individual functional operating entity. The Company's businesses operate in three segments:
Optical Components, Sensors and Imaging Systems, and Optically Based Instruments and Lasers.

    The Company was incorporated in November 1995 as a wholly owned subsidiary of Thermo Optek Corporation, a publicly traded, majority-owned subsidiary of Thermo Instrument Systems Inc. In December 1997, the Company was "spun out" through a distribution of all of its outstanding capital stock as a tax-free dividend to Thermo Optek shareholders. Thermo Vision is now a majority-owned public subsidiary of Thermo Instrument. Also in December 1997, the Company sold 1,139,491 shares of its common stock in an initial public offering at $7.50 per share for net proceeds of $7,033,000.

    As of January 2, 1999, Thermo Instrument owned 6,299,495 shares of the common stock of the Company, representing 78% of such stock outstanding. Thermo Instrument develops, manufactures, markets, and services instruments and software used for the identification and quantification of complex molecular compounds and elements in gases, liquids, and solids. Uses include pharmaceutical drug research and clinical diagnostics, monitoring and measuring environmental pollutants, industrial inspection, and test and control for quality assurance and productivity improvement. In addition, Thermo Instrument develops, manufactures, markets, and services equipment for the measurement, preparation, storage, and automation of sample materials, and photonics and vacuum components for original equipment manufacturers. Thermo Instrument is an 85%-owned subsidiary of Thermo Electron Corporation. As of January 2, 1999, Thermo Electron owned 102,349 shares of the common stock of the Company, representing 1% of such stock outstanding. Thermo Electron is a world leader in monitoring, analytical, and biomedical instrumentation; biomedical products including heart-assist devices, respiratory-care equipment, and mammography systems; and paper recycling and papermaking equipment. Thermo Electron also develops alternative-energy systems and clean fuels, provides a range of services including industrial outsourcing and environmental-liability management, and conducts research and development in advanced imaging, laser, and electronic information-management technologies.

Forward-looking Statements

    Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Annual Report on Form 10-K. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks," "estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking Statements" in the Registrant's 1998* Annual Report to Shareholders, which statements are incorporated herein by reference.

(b) Financial Information About Segments

    Financial information concerning the Company's segments is summarized in Note 9 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.
 --------------------
* References to 1998, 1997, and 1996 herein are for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996, respectively.

(c) Description of Business

    (i) Principal Products and Services

    In many ways, photonics is analogous to electronics. Both can be used to detect, transmit, store, and process information, and to generate energy, as well as to capture and display images. But photonics has two primary advantages over electronics - greater speed and smaller size. This is why a thin fiber optic cable (photonic) can transmit 10,000 times more information than a copper wire (electronic).

    The Company estimates that the growing worldwide photonics industry currently totals approximately $17 billion. The Company offers products in three market segments:

Optical Components

    Optical components include filters and crystals. Primary applications for optical components include medical and analytical instruments and X-ray baggage screening for security purposes. The Company offers a broad line of optical components designed for specific applications and for use in modular systems.

    Revenues from sales of optical components represented 21%, 21%, and 22% of the Company's total revenues in 1998, 1997, and 1996, respectively.

Sensors and Imaging Systems

    Sensors detect photons and produce a resultant electrical signal. An imaging system consists of a sensor or an array of sensors connected to a recording and/or display device. Applications of sensors and imaging systems include cameras for filmless dental X-ray imaging and detectors for optical spectrometers used in chemical analysis. The Company's imaging sensors can be designed to have very high dynamic range at low light levels, which makes them attractive in demanding spectroscopy and astronomy applications. The Company offers a number of proprietary charge-injection device (CID) sensors based on its own designs and also customizes sensors to particular customer specifications. The Company also designs and markets CID camera systems.

    The Company's sensors convert light to electricity or electricity to light. A familiar example is the silicon photodiode detector, with uses ranging from orienting satellites toward the sun to color recognition for paint matching. The Company customizes its photodiodes for specific applications. The primary customers for the Company's sensors include manufacturers of medical diagnostic and analytical instruments.

    Revenues from sales of sensors and imaging systems represented 18%, 13%, and 9% of the Company's total revenues in 1998, 1997, and 1996, respectively.

Optically Based Instruments and Lasers

    Optically based instruments combine optical components and signal processors and are used primarily in research, analytical, and process applications, such as the determination of correct exposure time for photoresist development in photolithography, identification of materials by their fluorescence lifetime, and the quality testing of optical components. The Company focuses on the development of low-cost analyzers that use standard photonics components as building blocks designed to work together in multiple configurations and to be easily modified to accommodate changing end-user requirements. For example, the Company's monochromators, which divide white light into its component wavelengths, are one of the basic building blocks for spectroscopic research and analytical instruments.

    This segment also includes pulsed nitrogen lasers, nitrogen laser accessories, and pulsed CO(2) lasers, which the Company designs, manufactures, and markets. Pulsed lasers are preferable to continuous lasers in measurement applications because the break in the laser beam provides discrete time segments in which to perform measurements.

The Company's lasers are often used as the ionization sources for matrix assisted laser desorption ionization-time of flight (MALDI-TOF) mass spectrometers used to study proteins, peptides, and other large biomolecules, as well as for the cutting of samples mounted in a microscope.

    Revenues from sales of optically based instruments and lasers represented 61%, 66%, and 69% of the Company's total revenues in 1998, 1997, and 1996, respectively.

Sales and Marketing

    The Company markets its products both in the U.S. and internationally by means of technical catalogs, available in printed format, as well as through Web sites and the dealer and distributor networks of its subsidiaries and divisions. The Company sells directly to larger OEM buyers through the direct salesforces of its subsidiaries and divisions. The Company trains the members of its salesforces on the technical aspects of its products so they are able to respond to questions and otherwise support customers, dealers, and distributors. The Company holds a minority equity interest in LOT-Oriel Holding GmbH (LOT-Oriel), a large European distributor of photonics products. A Company representative serves as a member of LOT-Oriel's board of directors. The Company believes that its relationship with LOT-Oriel enhances the Company's visibility in and access to the European photonics market.

    (ii) and (xi) New Products; Research and Development

    The Company maintains active programs for the development of new technologies and the enhancement of its existing products. In addition, the Company seeks to develop new applications for its products and technologies. The Company incurred research and development expenses of $4,233,000, $4,143,000, and $3,499,000 in 1998, 1997, and 1996, respectively. In addition, for customer-sponsored contract research and development expenses, the Company received $338,000, $744,000, and $532,000 in 1998, 1997, and 1996, respectively.

    (iii) Raw Materials

    The Company purchases the silicon wafers used in its CID sensor and silicon photodiodes from third-party suppliers. After purchase, the silicon wafers are shipped to fabricators to be processed in accordance with the Company's designs and specifications. Historically, a single fabricator was employed to process silicon wafers. In 1998, the Company experienced problems with this fabricator when the processed silicon wafers did not meet anticipated process yields. The lower yields hampered the Company's ability to meet orders for its products. The Company qualified and has begun purchasing processed silicon wafers for certain of the Company's products from a second fabricator and has started the process of qualifying a third fabricator to process silicon wafers for certain of the Company's other products. The Company has and continues to work with the original fabricator to increase the yields of the processed silicon wafers. The original fabricator was recently acquired by a third party that the Company believes will provide additional resources and commitment necessary to continue to improve yields. The Company purchases CID wafers from its existing supplier on a purchase-order basis and does not have a formal supply arrangement with these companies. The Company believes that outsourcing the processing of these wafers enables it to avoid the technological risks and significant capital costs associated with maintaining its own wafer-fabrication lines.

    Except for those discussed above, raw materials, components, and supplies purchases by the Company are generally either available from a number of different suppliers or from alternative sources that could be developed without a material adverse effect on the Company. To date, the Company has experienced no difficulties in obtaining these materials.

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

    The Company currently holds numerous issued U.S. patents expiring at various dates ranging from 1999 to 2016. The Company also has a number of applications pending for additional U.S. patents and a number of foreign counterparts for its patents in various foreign countries. The Company does not believe the expiration of any single patent will materially impact the Company's competitive position. The Company also has certain registered and other trademarks. In addition, the Company has entered into license agreements with other companies pursuant to which it grants or receives the rights to certain technology, know-how, trademarks, or patents. Several of the Company's issued U.S. patents pertain to its CID technology. In addition, the Company holds a nonexclusive license to certain additional patents relating to CID technology.

    (v) Seasonal Influences

    There are no significant seasonal influences on the Company's sales of its products.

    (vi) Working Capital Requirements

    There are no special inventory requirements or credit terms extended to customers that would have a material adverse effect on the Company's working capital.

    (vii) Dependency on a Single Customer

    No single customer accounted for more than 10% of the Company's total revenues in any of the past three years.

    (viii) Backlog

    The Company's backlog of firm orders at year-end 1998 and 1997 was as follows:

(In thousands)                                                   1998    1997
-----------------------------------------------------------------------------

Optical Components                                             $1,885  $2,324
Sensors and Imaging Systems                                     4,222   4,377
Optically Based Instruments and Lasers                          4,552   5,559
                                                               ------  ------

                                                              $10,659 $12,260
                                                              ======= =======

    Certain of these orders are cancellable by the customer upon payment of a cancellation charge. The Company believes that substantially all of the backlog as of January 2, 1999, will be shipped or completed during 1999. The $0.5 million decrease in the Optical Components backlog is primarily due to the completion of the Stanford Linear Accelerator Contract in 1998. The $1.0 million decrease in the Optically Based Instruments and Lasers segment backlog is primarily due to a slowdown in the semiconductor industry.

    (ix) Government Contracts

    Not applicable.

    (x) Competition

    The photonics industry is highly competitive. Photonics has historically been a fragmented market, comprising more than 4,000 competitors around the world. The Company competes with a number of companies that have substantially greater financial, marketing, and other resources than the Company. The Company competes in each of its three photonics segments primarily on the basis of technical suitability, product performance, reliability, and price. The Company's principal competitors are:

Optical Components

    Optical Coating Laboratory, Inc. and the Bicron business unit of Saint-Gobain Industrial Ceramics, Inc.

Sensors and Imaging Systems

    UDT Sensors, Inc., an Opto-Sensors Company; Dalsa Corporation; and
Cohu, Inc.

Optically Based Instruments and Lasers

    Roper Scientific, Inc.; Acton Research Corporation; the ISA unit of Horiba Instruments, Inc.; Hamamatsu Corporation, a unit of Hamamatsu Photonic KK; Newport Corporation; and Coherent, Inc.

    (xii) Environmental Protection Regulations

    The Company believes that compliance by the Company with federal, state, and local environmental protection regulations will not have a material adverse effect on its capital expenditures, earnings, or competitive position.

    (xiii) Number of Employees

    As of January 2, 1999, the Company employed 243 people.

(d) Financial Information About Geographic Areas

    Financial information about geographic areas is summarized in Note 9 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

(e) Executive Officers of the Registrant

     Name                 Age  Present Title (Fiscal Year First
                               Became Executive Officer)
     -----------------------------------------------------------------

     Kristine Stotz        40  President and Chief Executive Officer
     Langdon                     (1995)
     Allen J. Smith        50  Vice President (1997)
     Theo Melas-Kyriazi    39  Chief Financial Officer (1998)
     Paul F. Kelleher      56  Chief Accounting Officer (1995)

    Each executive officer serves until his or her successor is chosen or appointed by the Board of Directors and qualified or until his or her earlier resignation, death, or removal. Ms. Langdon has served as Chief Executive Officer and President of the Company since its inception in January 1995. Ms. Langdon served as Director of Business Development of Thermo Jarrell Ash, a subsidiary of Thermo Optek, from April 1994 until January 1995. Ms. Langdon was Special Assistant to the Presidents of Thermo Electron and Thermo Instrument from August 1991 to April 1994. Mr. Melas-Kyriazi was appointed Chief Financial Officer of the Company and Thermo Electron on January 1, 1999. He joined Thermo Electron in 1986 as Assistant Treasurer, and became Treasurer in 1988. He was named President and Chief Executive Officer of ThermoSpectra Corporation, a public subsidiary of Thermo Instrument, in 1994, a position he held until becoming Vice President of Corporate Strategy for Thermo Electron in
1998. Mr. Melas-Kyriazi remains a Vice President of Thermo Electron. Mr. Smith has been Vice President of the Company since August 1997 and Chairman of Oriel since October 1994. Mr. Smith served Oriel in various capacities, including Executive Vice President, Vice President, General Manager, and Sales Manager from February 1970 to October 1994. Mr. Kelleher has held a comparable position for at least five years with Thermo Instrument or Thermo Electron. Messrs. Melas-Kyriazi and Kelleher are full-time employees of Thermo Electron but devote such time to the affairs of the Company as the Company's needs reasonably require.

Item 2.Properties

    The Company believes that its facilities are in good condition and are suitable and adequate to meet current needs and that suitable alternate space is available in the event any lease is not extended upon expiration. The location of the Company's principal properties as of January 2, 1999, are:

Optical Components

    The Company leases approximately 43,200 square feet of office, engineering, and manufacturing space in Massachusetts and England under leases expiring in 2006 and 1999, respectively. During 1999, the Company plans to purchase the building located in England.

Sensors and Imaging Systems

    The Company leases approximately 30,300 square feet of office, engineering, and manufacturing space in California and New York under leases expiring in 2004 and 2006, respectively.

Optically Based Instruments and Lasers

    The Company leases approximately 44,900 square feet of office, engineering, and manufacturing space in Connecticut and Massachusetts under leases expiring in 2008 and 2006, respectively. In addition, the Company owns approximately 3,600 square feet of office and manufacturing space in Colorado.

Item 3. Legal Proceedings

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

                                  PART II
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

    Information concerning the market and market price for the Registrant's common stock, $.01 par value, and dividend policy is included under the sections labeled "Common Stock Market Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 6. Selected Financial Data

    The information required under this item is included under the sections labeled "Selected Financial Information" and "Dividend Policy" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

    The information required under this item is included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

    The Registrant's Consolidated Financial Statements as of January 2, 1999, and Supplementary Data are included in the Registrant's 1998 Annual Report to Shareholders and are incorporated herein by reference.

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

    (2)The consolidated financial statement schedule set forth in the list below is filed as part of this Report.

    (3)Exhibits filed herewith or incorporated herein by reference are set forth in Item 14(c) below.

    List of Financial Statements and Schedules Referenced in this Item 14

    Information incorporated by reference from Exhibit 13 filed herewith:

       Consolidated Statement of Income
       Consolidated Balance Sheet
       Consolidated Statement of Cash Flows
       Consolidated Statement of Comprehensive Income and Shareholders'
        Investment
       Notes to Consolidated Financial Statements
       Report of Independent Public Accountants

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

Date:  March 12, 1999               THERMO VISION CORPORATION


                                    By: /s/ Kristine Stotz Langdon
                                        Kristine Stotz Langdon
                                        President and Chief Executive
                                        Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, as of March 12, 1999.

Signature                           Title


By: /s/ Kristine Stotz Langdon      President, Chief Executive Officer,
    Kristine Stotz Langdon          and Director


By: /s/ Theo Melas-Kyriazi                Chief Financial Officer
    Theo Melas-Kyriazi


By: /s/ Paul F. Kelleher                  Chief Accounting Officer
    Paul F. Kelleher


By: /s/ D. Allan Bromley                  Director
    D. Allan Bromley


By: /s/ Elias P. Gyftopoulos              Director
    Elias P. Gyftopoulos


By: /s/ Earl R. Lewis                     Chairman of the Board and Director
    Earl R. Lewis


By: /s/ Melissa F. Riordan                Director
    Melissa F. Riordan

                    Report of Independent Public Accountants

To the Shareholders and Board of Directors of Thermo Vision Corporation:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Thermo Vision Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 16, 1999. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in Item 14 on page 10 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the consolidated financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                               Arthur Andersen LLP



Boston, Massachusetts
February 16, 1999


SCHEDULE II

                                        THERMO VISION CORPORATION
                                    Valuation and Qualifying Accounts
                                              (In thousands)


Description                                      Provision    Accounts    Accounts   Other (a)     Balance
                                    Balance at  Charged to   Recovered     Written                  at End
                                     Beginning     Expense                                         of Year
                                         of                                    Off
                                          Year
----------------------------------- ----------- ----------- ----------- ----------- ----------- -----------

Allowance for Doubtful Accounts

Year Ended January 2, 1999              $  430      $   17      $    3      $ (132)     $  (72)     $  246

Year Ended January 3, 1998              $  266      $  114      $    2      $  (84)     $  132      $  430

Year Ended December 28, 1996            $   24      $  174      $    -      $  (82)     $  150      $  266

Description                                            Established     Activity    Other (c)      Balance
                                           Balance at   as Cost of   Charged to                    at End
                                            Beginning  Acquisitions     Reserve                   of Year
                                               of
                                                 Year
----------------------------------------- ------------ ------------ ------------ ------------ ------------

Accrued Acquisition Expenses (b)

Year Ended January 2, 1999                      $ 468        $   -        $(271)       $(132)       $  65

Year Ended January 3, 1998                      $ 304        $ 425        $(215)       $ (46)       $ 468

Year Ended December 28, 1996                    $ 100        $ 746        $(481)       $ (61)       $ 304

(a) Includes allowance of businesses acquired during the year as described in
    Note 2 to Consolidated Financial Statements in the Registrant's 1998 Annual
    Report to Shareholders, reductions of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans for acquired companies, and the effect of foreign currency translation.
(b) The nature of activity in this account is described in Note 2 to Consolidated Financial Statements in the Registrant's 1998 Annual Report to
    Shareholders.
(c) Represents reversal of accrued acquisition expenses and corresponding reduction of cost in excess of net assets of acquired companies resulting from finalization of restructuring plans.


                               EXHIBIT INDEX
Exhibit
Number     Description of Exhibit

  2.1 Plan and Agreement of Distribution dated as of December 15, 1997, between Thermo Optek Corporation and the Registrant (filed as Exhibit
           2.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-13391] and incorporated herein by reference).

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

  3.2 Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Registrant dated December 9, 1997 (filed as
           Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-13391] and incorporated herein by reference).

  3.3 Bylaws of the Registrant (filed as Exhibit 3.3 to the Registrant's Registration Statement on Form 10 [File No. 1-13391] and incorporated herein by reference).

 10.1 Corporate Services Agreement dated as of November 14, 1997, between Thermo Electron Corporation and the Registrant (filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-13391] and incorporated herein by reference).

 10.2 Thermo Electron Corporate Charter, as amended and restated, effective January 3, 1993 (filed as Exhibit 10.1 to Thermo Electron's Annual Report on Form 10-K for the fiscal year ended January 3, 1993 [File No. 1-8002] and incorporated herein by reference).

 10.3 Tax Allocation Agreement dated as of November 14, 1997, between Thermo Electron and the Registrant (filed as Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-13391] and incorporated herein by reference).

 10.4 Master Repurchase Agreement dated as of November 14, 1997, between Thermo Electron and the Registrant (filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-13391] and incorporated herein by reference).

 10.5 Master Guarantee Reimbursement and Loan Agreement dated as of November 14, 1997, between Thermo Electron and the Registrant (filed as Exhibit 10.38 to Thermo Instrument Systems Inc.'s Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-9786] and incorporated herein by reference).

 10.6 Master Guarantee Reimbursement and Loan Agreement dated as of November 24, 1997, between Thermo Instrument and the Registrant (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-13391] and incorporated herein by reference).

Exhibit
Number     Description of Exhibit

 10.7 CID Contract Research and Development Agreement dated October 1994 between Thermo Optek and the Registrant (filed as Exhibit 10.8 to the Registrant's Registration Statement on Form 10 [File No. 1-13391] and incorporated herein by reference).

 10.8 CID Supply Agreement effective as of December 15, 1997, between Thermo Optek and the Registrant (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-13391] and incorporated herein by reference).

 10.9 Equity Incentive Plan of the Registrant (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-13391] and incorporated herein by reference).

           In addition to the stock-based compensation plans of the Registrant, the executive officers of the Registrant may be granted awards under stock-based compensation plans of Thermo Electron and Thermo Instrument for services rendered to the Registrant or such affiliated corporations. Such plans are substantially similar to the Equity Incentive Plan of the Registrant.

 10.10     Deferred Compensation Plan for Directors of the Registrant (filed as
           Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-13391] and incorporated herein by reference).

 10.11 Form of Indemnification Agreement for Officers and Directors of the Registrant (filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-13391] and incorporated herein by reference).

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

 10.15 Tax Matters Agreement dated as of November 24, 1997, between Thermo Optek and the Registrant (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the fiscal year ended January 3, 1998 [File No. 1-13391] and incorporated herein by reference).

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

Exhibit
Number     Description of Exhibit

 10.18 Indemnification Agreement effective as of December 31, 1995, between the Registrant and Thermo Instrument (filed as Exhibit 10.12 to the Registrant's Registration Statement on Form 10 [File No. 1-13391] and incorporated herein by reference).

 13 Annual Report to Shareholders for the year ended January 2, 1999 (only those portions incorporated herein by reference).

 21        Subsidiaries of the Registrant.

 23        Consent of Arthur Andersen LLP.

 27        Financial Data Schedule.