Form 10-Q
period 1999-04-03
THERMO VISION CORP
filed 1999-05-10
CIK 1044864

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended April 3, 1999

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                         Commission File Number 1-13391

                            THERMO VISION CORPORATION
             (Exact name of Registrant as specified in its charter)

Delaware                                                        04-3296594
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class                          Outstanding at April 30, 1999
 Common Stock, $.01 par value                       8,051,576



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO VISION CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                      April 3, January 2,
(In thousands)                                                                            1999      1999
----------------------------------------------------------------------------------- ----------- ---------

Current Assets:
 Cash and cash equivalents (includes $7,083 and $9,231 under repurchase                $ 8,152     $9,457
   agreement with affiliated company)
 Accounts receivable, less allowances of $293 and $246                                   5,581      5,487
 Inventories:
   Raw materials and supplies                                                            5,320      5,090
   Work in progress                                                                        568        585
   Finished goods                                                                        1,995      2,156
 Prepaid expenses                                                                          223        254
 Prepaid income taxes                                                                    2,040      2,563
                                                                                       -------    -------

                                                                                        23,879     25,592
                                                                                       -------    -------

Property, Plant, and Equipment, at Cost                                                  9,706      9,265
 Less:  Accumulated depreciation and amortization                                        3,741      3,410
                                                                                       -------    -------

                                                                                         5,965      5,855
                                                                                       -------    -------

Other Assets                                                                               953        836
                                                                                       -------    -------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                             15,360     13,997
                                                                                       -------    -------

                                                                                       $46,157    $46,280
                                                                                       =======    ========



                            THERMO VISION CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                      April 3,  January 2,
(In thousands except share amounts)                                                       1999      1999
----------------------------------------------------------------------------------- ----------- ---------

Current Liabilities:
 Notes payable and capital lease obligation (includes $3,947 due                       $ 4,851     $1,070
   to Thermo Optek in 1999)
 Accounts payable                                                                        2,270      2,335
 Accrued payroll and employee benefits                                                   1,051        912
 Accrued installation and warranty expenses                                                381        346
 Other accrued expenses                                                                  1,290      1,166
 Due to Thermo Electron and affiliated companies                                           153        308
                                                                                       -------    -------

                                                                                         9,996      6,137
                                                                                       -------    -------

Deferred Income Taxes                                                                      217        217
                                                                                       -------    -------

Long-term Obligations (includes $3,800 due to Thermo Electron in 1999                    3,800      7,747
 and 1998 and $3,947 due to Thermo Optek in 1998)
                                                                                       -------    -------

Shareholders' Investment:
 Common stock, $.01 par value, 20,000,000 shares authorized;                                81         80
   8,051,576 and 8,048,276 shares issued and outstanding
 Capital in excess of par value                                                         28,040     28,031
 Retained earnings                                                                       4,012      4,006
 Deferred compensation                                                                      (9)         -
 Accumulated other comprehensive items (Note 2)                                             20         62
                                                                                       -------    -------

                                                                                        32,144     32,179
                                                                                       -------    -------

                                                                                       $46,157    $46,280
                                                                                       =======    =======
















The accompanying notes are an integral part of these consolidated financial statements.



                            THERMO VISION CORPORATION


                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $ 9,196    $10,529
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                        5,699      5,985
 Selling, general, and administrative expenses                                           2,502      2,312
 Research and development expenses                                                         965      1,035
                                                                                       -------     ------

                                                                                         9,166      9,332
                                                                                       -------    -------

Operating Income                                                                            30      1,197

Interest Income                                                                             97        124
Interest Expense                                                                           (15)       (21)
Interest Expense, Related Party                                                           (102)      (112)
                                                                                       -------     ------

Income Before Provision for Income Taxes                                                    10      1,188
Provision for Income Taxes                                                                   4        499
                                                                                       -------     ------

Net Income                                                                             $     6     $  689
                                                                                       =======     ======

Basic and Diluted Earnings per Share (Note 3)                                          $     -     $  .09
                                                                                       =======     ======

Weighted Average Shares (Note 3)
 Basic                                                                                   8,050      8,048
                                                                                       =======     ======

 Diluted                                                                                 8,091      8,048
                                                                                       =======     ======


















The accompanying notes are an integral part of these consolidated financial statements.

                            THERMO VISION CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                            $     6     $  689
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                           474        362
   Provision for losses on accounts receivable                                              21         14
   Changes in current accounts, excluding the effects of acquisition:
     Accounts receivable                                                                    39        197
     Inventories                                                                           239       (401)
     Other current assets                                                                  701       (157)
     Accounts payable                                                                     (117)        28
     Other current liabilities                                                            (151)       592
                                                                                       -------     ------

       Net cash provided by operating activities                                         1,212      1,324
                                                                                       -------     ------

Investing Activities:
 Acquisition (Note 5)                                                                   (2,000)         -
 Purchases of property, plant, and equipment                                              (256)    (1,133)
 Other                                                                                    (131)       (60)
                                                                                       -------     ------

       Net cash used in investing activities                                            (2,387)    (1,193)
                                                                                       -------     ------

Financing Activities:
 Net decrease in short-term borrowings                                                    (131)      (237)
 Other                                                                                       -       (121)
                                                                                       -------     ------

       Net cash used in financing activities                                              (131)      (358)
                                                                                       -------     ------

Exchange Rate Effect on Cash                                                                 1          -
                                                                                       -------     ------

Decrease in Cash and Cash Equivalents                                                   (1,305)      (227)
Cash and Cash Equivalents at Beginning of Period                                         9,457      9,604
                                                                                       -------     ------

Cash and Cash Equivalents at End of Period                                             $ 8,152     $9,377
                                                                                       =======     ======

Noncash Activities:
 Fair value of assets of acquired company                                              $ 2,354     $    -
 Cash paid for acquired company                                                         (2,000)         -
                                                                                       -------     ------

   Liabilities assumed of acquired company                                             $   354     $    -
                                                                                       =======     ======





The accompanying notes are an integral part of these consolidated financial statements.



                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Vision Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at April 3, 1999, and the results of operations and cash flows for the three-month periods ended April 3, 1999, and April 4, 1998. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet presented as of January 2, 1999, has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The consolidated financial statements and notes are presented as permitted by Form 10-Q and do not contain certain information included in the annual financial statements and notes of the Company. The consolidated financial statements and notes included herein should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange Commission.

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the first quarter of 1999 and 1998, the Company had a comprehensive loss of $36,000 and comprehensive income of $707,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Basic
Net Income                                                                              $    6      $ 689
                                                                                        ------      -----

Weighted Average Shares                                                                  8,050      8,048
                                                                                        ------      -----

Basic Earnings per Share                                                                $    -      $ .09
                                                                                        ======      =====

Diluted
Net Income                                                                              $    6      $ 689
                                                                                        ------      -----

Weighted Average Shares                                                                  8,050      8,048
Effect of Stock Options                                                                     41          -
                                                                                        ------      -----

Weighted Average Shares, as Adjusted                                                     8,091      8,048
                                                                                        ------      -----

Diluted Earnings per Share                                                              $    -      $ .09
                                                                                        ======      =====



3.    Earnings per Share (continued)

      The computation of diluted earnings per share excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of April 3, 1999, there were 172,300 of such options outstanding, with exercise prices ranging from $7.29 to $7.50 per share.

4.    Business Segment Information

                                                                                       Three Months Ended
                                                                                      April 3,   April 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues:
 Optically Based Instruments and Lasers                                                $ 5,296     $6,472
 Optical Components                                                                      2,188      2,260
 Sensors and Imaging Systems                                                             1,712      1,797
                                                                                       -------    -------

                                                                                       $ 9,196    $10,529
                                                                                       =======    =======

Income Before Provision for Income Taxes:
 Optically Based Instruments and Lasers                                                $   553     $1,089
 Optical Components                                                                        147        341
 Sensors and Imaging Systems                                                              (375)        49
 Corporate (a)                                                                            (295)      (282)
                                                                                       -------     ------

 Total operating income                                                                     30      1,197
 Interest expense, net                                                                     (20)        (9)
                                                                                       -------     ------

                                                                                       $    10     $1,188
                                                                                       =======     ======

(a)  Primarily corporate general and administrative expenses.

5.    Acquisitions

      On February 1, 1999, the Company acquired the assets, subject to certain liabilities, of Opticon Corporation (now called Thermo Vision Opticon Corporation), a manufacturer of replicated optical components and assemblies, for $2,000,000 in cash, subject to a post-closing adjustment. To date, no information has been gathered that would cause the Company to believe that the post-closing adjustment will be material.

      This acquisition has been accounted for using the purchase method of accounting and its results have been included in the Company's results from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $1,487,000, which is being amortized over 40 years. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final allocation will differ materially from the preliminary estimates. Pro forma results have not been presented as the results of the acquired business were not material to the Company's results of operations.

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at April 3, 1999, primarily included completion of anticipated severances at Opticon. A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, is:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities          Total
--------------------------------------------------------------- -------------- ------------- --------------

Balance at January 2, 1999                                              $  59          $  6          $  65
 Reserves established                                                      60             -             60
 Usage                                                                    (32)           (3)           (35)
                                                                        -----          ----          -----

Balance at April 3, 1999                                                $  87          $  3          $  90
                                                                        =====          ====          =====

      In January 1999, the Company signed a nonbinding letter of intent to acquire the assets of the non-telecommunications optical filter business of Corning OCA Corporation (OCA) for $5,600,000. In April 1999, the parties agreed to reduce the purchase price to $4,000,000. The proposed acquisition is subject to certain conditions including completion of due diligence and approval by the boards of directors of the Company and Corning. The final terms of this proposed acquisition have not been determined and there can be no assurance that it will be completed.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's
Discussion and Analysis of Financial Condition and Results of Operations. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," "seeks,"
"estimates," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the results of the Company to differ materially from those indicated by such forward-looking statements, including those detailed under the heading "Forward-looking
Statements" in Exhibit 13 to the Company's Annual Report on Form 10-K for the fiscal year ended January 2, 1999, filed with the Securities and Exchange
Commission.

Overview

      The Company designs, manufactures, and markets a diverse array of photonics products - light-based technologies that are embedded as "enabling technologies" in a wide range of applications, including medical diagnostic and analytical instrumentation; semiconductor manufacturing; X-ray imaging; and physics, chemistry, and biology research.

      The Company organizes and manages its business by individual functional operating entity. The Company's businesses operate in three segments: Optically
Based Instruments and Lasers, Optical Components, and Sensors and Imaging
Systems. The Optically Based Instruments and Lasers segment, which consists of the Company's Oriel Corporation, Laser Science, Inc. (LSI), and Thermo Vision
Colorado subsidiaries, manufactures low-cost analyzers that combine optical components and signal processors used primarily in research, analytical, and process applications such as semiconductor photolithography. In addition, this segment manufactures pulsed nitrogen lasers, nitrogen laser accessories, pulsed
CO(2) lasers, and autosamplers sold as accessories to analytical instruments.


 Overview (continued)

      The Optical Components segment, which consists of the Company's recently acquired Thermo Vision Opticon Corporation subsidiary (Note 5), its Corion division, and its Hilger Crystals subsidiary, manufactures a variety of optical components, including filters and crystals. The Company's optical components are used primarily in medical and analytical instruments and X-ray baggage screening for security purposes.

      The Sensors and Imaging Systems segment, which consists of the Company's
CentroVision, Inc. and CID Technologies Inc. (CIDTEC) subsidiaries, manufactures sensors that are primarily used by manufacturers of medical diagnostic and analytical instruments. This segment also designs and markets charge-injection device (CID) sensors and CID camera systems.

      Approximately 7% of the Company's 1998 revenues originated outside the U.S. and approximately 28% of the Company's 1998 revenues were exports from the U.S. Revenues originating outside the U.S. represent revenues of Hilger.
Hilger's operations are located in the United Kingdom and principally sell in the local currency. Exports from the Company's U.S. operations are denominated in U.S. dollars. Although the Company seeks to charge its customers in the same currency as its operating costs, the Company's financial performance and competitive position can be affected by currency exchange rate fluctuations.

Results of Operations

First Quarter 1999 Compared With First Quarter 1998

      Revenues decreased to $9.2 million in the first quarter of 1999 from $10.5 million in the first quarter of 1998. Revenues increased $0.4 million due to the inclusion of revenues from Opticon Corporation, which was acquired in February
1999. Excluding the impact of the acquisition of Thermo Vision Opticon, revenues decreased $1.7 million. Optically Based Instruments and Lasers segment revenues decreased $1.2 million, primarily as a result of a slowdown in the semiconductor industry and the economic slowdown in Asia. Excluding the acquisition of Thermo
Vision Opticon, Optical Components segment revenues decreased $0.5 million, primarily due to the completion of shipments under Hilger's Stanford Linear
Accelerator contract during the second quarter of 1998. Sensors and Imaging
System revenues were relatively unchanged from 1998. An increase in revenues due to recently introduced dental imagers at CIDTEC was offset by a decrease in revenues at CentroVision due to a general decline in customer demand.

      The gross profit margin decreased to 38% in the first quarter of 1999 from 43% in the first quarter of 1998. The decrease was primarily due to higher cost of sales in the Sensors and Imaging Systems segment as a result of continuing production startup costs related to CIDTEC's dental imager. The lower gross profit margin arising from such costs contributed to an operating loss in the segment in the 1999 period compared with marginally profitable operations in the 1998 period (Note 4).

      Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the first quarter of 1999 from 22% in the first quarter of 1998, primarily due to decreased revenues in the Optically Based Instruments and Lasers and Optical Components segments. Research and development expenses were relatively unchanged at $1.0 million in 1999 and 1998.

      Interest income was unchanged at $0.1 million in the first quarter of 1999 and 1998. Related-party interest expense was unchanged at $0.1 million in 1999 and 1998.

      The effective tax rate was 42% in the first quarter of 1999 and 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of nondeductible amortization of cost in excess of net assets of acquired companies and state income taxes.


Liquidity and Capital Resources

      Consolidated working capital was $13.9 million at April 3, 1999, compared with $19.5 million at January 2, 1999. Included in working capital are cash and cash equivalents of $8.2 million at April 3, 1999, compared with $9.5 million at January 2, 1999. In the first quarter of 1999, operating activities provided
$1.2 million of cash, including a 1998 federal income tax refund of $0.7 million.

      During the first quarter of 1999, the Company's investing activities used
$2.4 million of cash, primarily for the February 1999 purchase of Opticon for $2.0 million in cash, subject to a post-closing adjustment (Note 5). The Company expended $0.3 million on purchases of property, plant, and equipment, and plans to make capital expenditures of approximately $1.4 million on such purchases during the remainder of 1999, including the purchase by Hilger of a building for $165,000 in cash.

      In January 1999, the Company signed a nonbinding letter of intent to acquire the assets of the non-telecommunications optical filter business of Corning OCA Corporation (OCA) for $5.6 million. In April 1999, the parties agreed to reduce the purchase price to $4.0 million. The proposed acquisition is subject to certain conditions including completion of due diligence and approval by the boards of directors of the Company and Corning. The final terms of this proposed acquisition have not been determined and there can be no assurance that it will be completed.

      Hilger, the Company's foreign subsidiary, has a credit facility arrangement for working capital needs. The Company may require significant amounts of cash for any acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through internal funds and/or short- or long-term borrowings from Thermo Instrument or Thermo Electron, although it has no agreement with these companies to ensure that additional funds will be available on acceptable terms or at all. The Company believes its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

Year 2000

      The following information constitutes a "Year 2000 Readiness Disclosure" under the Year 2000 Information and Readiness Disclosure Act. The Company continues to assess the potential impact of the year 2000 date recognition issue on the Company's internal business systems, products, and operations. The
Company's year 2000 initiatives include (i) testing and upgrading significant information technology systems and facilities; (ii) testing and developing upgrades, if necessary, for the Company's current products and certain discontinued products; (iii) assessing the year 2000 readiness of its key suppliers and vendors; and (iv) developing a contingency plan.

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and facilities will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and facilities for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical facilities. The Company's efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any noncompliant systems or facilities that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical facilities, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 70% complete as of April 3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements.
The Company expects that all of its material information technology systems and critical facilities will be year 2000 compliant by the end of 1999.


Year 2000 (continued)

      The Company has also implemented a compliance program to test and evaluate the year 2000 readiness of the material products that it currently manufactures and sells. Very few of the Company's products interface with computers and the Company believes that all of its material products are year 2000 compliant.
However, there can be no assurance that the Company has identified all of the year 2000 problems with its current products.

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and has distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has completed the majority of its assessment of third-party risk, and expects to be substantially complete by July 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, and vendors, it will modify and adjust its contingency plan as may be required.

Estimated Costs to Address the Company's Year 2000 Issues

      To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs were funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The
Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 ready, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

Risks of the Company's Year 2000 Issues

      While the Company is attempting to minimize any negative consequences arising from the year 2000 issue, there can be no assurance that year 2000 problems will not have a material adverse impact on the Company's business, operations, or financial condition. While the Company expects that upgrades to its internal business systems will be completed in a timely fashion, there can be no assurance that the Company will not encounter unexpected costs or delays.
Despite its efforts to ensure that its material current products are year 2000 compliant, the Company may see an increase in warranty and other claims, especially those related to Company products that incorporate, or operate


Year 2000 (continued)

using, third-party software or hardware. In addition, certain of the Company's older products, which it no longer manufactures or sells, may not be year 2000 compliant, which may expose the Company to claims. As discussed above, if any of the Company's material suppliers or vendors experience business disruptions due to year 2000 issues, the Company might also be materially adversely affected.
There is expected to be a significant amount of litigation relating to the year
2000 issue and there can be no assurance that the Company will not incur material costs in defending or bringing lawsuits. In addition, if any year 2000 issues are identified, there can be no assurance that the Company will be able to retain qualified personnel to remedy such issues. Any unexpected costs or delays arising from the year 2000 issue could have a material adverse impact on the Company's business, operations, and financial condition in amounts that cannot be reasonably estimated at this time.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

      The Company's exposure to market risk from changes in foreign currency exchange rates has not changed materially from its exposure at year-end 1998.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)    Exhibits

       See Exhibit Index on the page immediately preceding exhibits.

(b)    Reports on Form 8-K

       None.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of May 1999.

                                         THERMO VISION CORPORATION



                                         /s/ Paul F. Kelleher
                                         --------------------------
                                         Paul F. Kelleher
                                         Chief Accounting Officer



                                         /s/ Theo Melas-Kyriazi
                                         --------------------------
                                         Theo Melas-Kyriazi
                                         Chief Financial Officer


                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

  10.1         Asset Purchase Agreement by and among the Registrant; Thermo
               Vision Opticon Corporation, a Delaware corporation and wholly owned subsidiary of the Registrant; Opticon Corporation, a Massachusetts corporation; and Harold Weissman dated as of February 1, 1999.

  27.1         Financial Data Schedule for the period ended April 3, 1999.

  27.2         Amended Financial Data Schedule for the year ended January 2, 1999.