Form 10-Q
period 1999-07-03
THERMO VISION CORP
filed 1999-08-10
CIK 1044864

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
              ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended July 3, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

            Class                         Outstanding at July 30, 1999
   Common Stock, $.01 par value                    8,051,626


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            THERMO VISION CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                       July 3, January 2,
(In thousands)                                                                            1999       1999
----------------------------------------------------------------------------------- ---------- ----------

Current Assets:
 Cash and cash equivalents (includes $9,231 under repurchase agreement                 $   198     $9,457
   with affiliated company at January 2, 1999)
 Advance to affiliate (Note 7)                                                           6,767          -
 Accounts receivable, less allowances of $335 and $246                                   5,966      5,487
 Inventories:
   Raw materials and supplies                                                            5,535      5,090
   Work in progress                                                                        608        585
   Finished goods                                                                        1,755      2,156
 Prepaid expenses                                                                          319        254
 Prepaid income taxes                                                                    2,040      2,563
                                                                                       -------    -------

                                                                                        23,188     25,592
                                                                                       -------    -------

Property, Plant, and Equipment, at Cost                                                  9,940      9,265
 Less:  Accumulated depreciation and amortization                                        4,036      3,410
                                                                                       -------    -------

                                                                                         5,904      5,855
                                                                                       -------    -------

Other Assets (Note 8)                                                                    2,579        836
                                                                                       -------    -------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                             15,239     13,997
                                                                                       -------    -------

                                                                                       $46,910    $46,280
                                                                                       =======    =======



                            THERMO VISION CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                       July 3, January 2,
(In thousands except share amounts)                                                       1999      1999
----------------------------------------------------------------------------------- ---------- ----------

Current Liabilities:
 Notes payable and capital lease obligation (includes $3,947 due                       $ 4,875     $1,070
   to Thermo Optek at July 3, 1999)
 Accounts payable                                                                        2,805      2,335
 Accrued payroll and employee benefits                                                     975        912
 Accrued installation and warranty expenses                                                482        346
 Other accrued expenses (Note 5)                                                         1,417      1,166
 Due to Thermo Electron and affiliated companies                                           134        308
                                                                                       -------    -------

                                                                                        10,688      6,137
                                                                                       -------    -------

Deferred Income Taxes                                                                      217        217
                                                                                       -------    -------

Long-term Obligations (includes $3,800 due to Thermo Electron in both                    3,800      7,747
 periods and $3,947 due to Thermo Optek at January 2, 1999)
                                                                                       -------    -------

Shareholders' Investment:
 Common stock, $.01 par value, 20,000,000 shares authorized;                                81         80
   8,051,576 and 8,048,276 shares issued and outstanding
 Capital in excess of par value                                                         28,040     28,031
 Retained earnings                                                                       4,098      4,006
 Deferred compensation                                                                      (8)         -
 Accumulated other comprehensive items (Note 2)                                             (6)        62
                                                                                       -------    -------

                                                                                        32,205     32,179
                                                                                       -------    -------

                                                                                       $46,910    $46,280
                                                                                       =======    =======
















The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO VISION CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                       Three Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $ 9,919    $10,224
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                        5,929      5,714
 Selling, general, and administrative expenses                                           2,682      2,400
 Research and development expenses                                                       1,141      1,049
                                                                                       -------    -------

                                                                                         9,752      9,163
                                                                                       -------    -------

Operating Income                                                                           167      1,061

Interest Income                                                                             92        104
Interest Expense                                                                           (12)       (18)
Interest Expense, Related Party                                                            (98)      (110)
                                                                                       -------    -------

Income Before Provision for Income Taxes                                                   149      1,037
Provision for Income Taxes                                                                  63        430
                                                                                       -------    -------

Net Income                                                                             $    86    $   607
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .01    $   .08
                                                                                       =======    =======


Weighted Average Shares (Note 3):
 Basic                                                                                   8,052      8,048
                                                                                       =======    =======

 Diluted                                                                                 8,131      8,048
                                                                                       =======    =======


















The accompanying notes are an integral part of these consolidated financial statements.




                            THERMO VISION CORPORATION

                        Consolidated Statement of Income
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,    July 4,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $19,115    $20,753
                                                                                       -------    -------

Costs and Operating Expenses:
 Cost of revenues                                                                       11,628     11,699
 Selling, general, and administrative expenses                                           5,184      4,712
 Research and development expenses                                                       2,106      2,084
                                                                                       -------    -------

                                                                                        18,918     18,495
                                                                                       -------    -------

Operating Income                                                                           197      2,258

Interest Income                                                                            189        228
Interest Expense                                                                           (27)       (39)
Interest Expense, Related Party                                                           (200)      (222)
                                                                                       -------    -------

Income Before Provision for Income Taxes                                                   159      2,225
Provision for Income Taxes                                                                  67        929
                                                                                       -------    -------

Net Income                                                                             $    92    $ 1,296
                                                                                       =======    =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .01    $   .16
                                                                                       =======    =======


Weighted Average Shares (Note 3):
 Basic                                                                                   8,051      8,048
                                                                                       =======    =======

 Diluted                                                                                 8,111      8,048
                                                                                       =======    =======


















The accompanying notes are an integral part of these consolidated financial statements.



                            THERMO VISION CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                       July 3,    July 4,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $     92    $ 1,296
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                           955        774
   Provision for losses on accounts receivable                                              61          -
   Changes in current accounts, excluding the effects of acquisition:
     Accounts receivable                                                                  (398)       525
     Inventories                                                                           207       (636)
     Other current assets                                                                  605        164
     Accounts payable                                                                      421       (774)
     Other current liabilities                                                              53       (490)
                                                                                      --------    -------

       Net cash provided by operating activities                                         1,996        859
                                                                                      --------    -------

Investing Activities:
 Acquisition (Note 5)                                                                   (2,055)         -
 Advance for acquisition (Note 8)                                                       (1,000)         -
 Advances to affiliate, net (Note 7)                                                    (6,767)         -
 Purchases of property, plant, and equipment                                              (516)    (1,801)
 Other                                                                                    (822)      (169)
                                                                                      --------    -------

       Net cash used in investing activities                                           (11,160)    (1,970)
                                                                                      --------    -------

Financing Activities:
 Net decrease in short-term borrowings                                                     (89)       (77)
 Other                                                                                       -       (121)
                                                                                      --------    -------

       Net cash used in financing activities                                               (89)      (198)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                                (6)         2
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                   (9,259)    (1,307)
Cash and Cash Equivalents at Beginning of Period                                         9,457      9,604
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $    198    $ 8,297
                                                                                      ========    =======

Noncash Activities:
 Fair value of assets of acquired company                                             $  2,354    $     -
 Cash paid for acquired company                                                         (2,055)         -
                                                                                      --------    -------

   Liabilities assumed of acquired company                                            $    299    $     -
                                                                                      ========    =======



The accompanying notes are an integral part of these consolidated financial statements.


                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Vision Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at July 3, 1999, the results of operations for the three- and six-month periods ended July 3, 1999, and July 4, 1998, and the cash flows for the six-month periods ended July 3, 1999, and July
4, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the second quarter of 1999 and 1998, the Company's comprehensive income totaled
$60,000 and $603,000, respectively. During the first six months of 1999 and 1998, the Company's comprehensive income totaled $24,000 and $1,310,000, respectively.

3.    Earnings per Share

      Basic and diluted earnings per share were calculated as follows:

                                                                Three Months Ended        Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Basic
Net Income                                                        $  86      $  607      $  92      $1,296
                                                                  -----      ------      -----      ------

Weighted Average Shares                                           8,052       8,048      8,051       8,048
                                                                  -----      ------      -----      ------

Basic Earnings per Share                                          $ .01      $  .08      $ .01      $  .16
                                                                  =====      ======      =====      ======

Diluted
Net Income                                                        $  86      $  607      $  92      $1,296
                                                                  -----      ------      -----      ------

Weighted Average Shares                                           8,052       8,048      8,051       8,048
Effect of Stock Options                                              79           -         60           -
                                                                  -----      ------      -----      ------

Weighted Average Shares, as Adjusted                              8,131       8,048      8,111       8,048
                                                                  -----      ------      -----      ------

Diluted Earnings per Share                                        $ .01      $  .08      $ .01      $  .16
                                                                  =====      ======      =====      ======




3.     Earnings per Share (continued)

       The computation of diluted earnings per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of July 3, 1999, there were 172,000 of such options outstanding, with exercise prices ranging from $7.29 to $7.50 per share.

4.     Business Segment Information

                                                                 Three Months Ended       Six Months Ended
                                                                July 3,     July 4,    July 3,     July 4,
(In thousands)                                                     1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- ----------

Revenues:
 Optically Based Instruments and Lasers                          $5,300     $ 5,861    $10,596     $12,333
 Optical Components                                               2,765       2,335      4,953       4,595
 Sensors and Imaging Systems                                      1,854       2,028      3,566       3,825
                                                                 ------     -------     ------     -------

                                                                 $9,919     $10,224    $19,115     $20,753
                                                                 ======     =======    =======     =======

Income Before Provision for Income Taxes:
 Optically Based Instruments and Lasers                          $  554     $   833     $1,107     $ 1,922
 Optical Components                                                 318         418        465         759
 Sensors and Imaging Systems                                       (400)        134       (775)        183
 Corporate (a)                                                     (305)       (324)      (600)       (606)
                                                                 ------     -------     ------     -------

 Total operating income                                             167       1,061        197       2,258
 Interest expense, net                                              (18)        (24)       (38)        (33)
                                                                 ------     -------     ------     -------

                                                                 $  149     $ 1,037     $  159     $ 2,225
                                                                 ======     =======     ======     =======

(a)  Primarily general and administrative expenses.

5.    Acquisition

      On February 1, 1999, the Company acquired the assets, subject to certain liabilities, of Opticon Corporation (now called Thermo Vision Opticon
Corporation), a manufacturer of replicated optical components and assemblies, for $2,055,000 in cash. This acquisition has been accounted for using the purchase method of accounting and its results have been included in the Company's results from the date of acquisition. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $1,487,000, which is being amortized over 40 years. Allocation of the purchase price for this acquisition was based on an estimate of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation. The Company has gathered no information that indicates the final allocation will differ materially from the preliminary estimates. Pro forma results have not been presented, as the results of the acquired business were not material to the Company's results of operations.

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves, primarily for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at July 3, 1999,


5.    Acquisition (continued)

primarily included completion of anticipated severances at Opticon. A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities         Total
--------------------------------------------------------------- -------------- ------------- -------------

Balance at January 2, 1999                                               $ 59           $ 6           $ 65
 Reserves established                                                      60             -             60
 Usage                                                                    (56)           (6)           (62)
 Decrease due to finalization of restructuring plan, recorded              (7)            -             (7)
   as a decrease to cost in excess of net assets of acquired
   companies
                                                                         ----           ---           ----

Balance at July 3, 1999                                                  $ 56           $ -           $ 56
                                                                         ====           ===           ====

6.    Proposed Merger

      On May 24, 1999, Thermo Electron Corporation announced an expansion to a previously proposed reorganization plan involving certain of Thermo Electron's subsidiaries. Under this expanded plan, the Company may be taken private and become a wholly owned subsidiary of Thermo Instrument Systems Inc. The stockholders of the Company (other than Thermo Electron and Thermo Instrument) would receive cash in exchange for their shares. In July, the Company's Board of Directors unanimously approved a definitive merger agreement under which its parent, Thermo Instrument, would acquire all of the outstanding Thermo Vision common stock (other than shares held by Thermo Electron and Thermo Instrument) for $7 per share in cash, without interest. For the transaction to be completed, the Securities and Exchange Commission must review documents regarding the proposed transaction, holders of a majority of outstanding Thermo Vision shares
(excluding Thermo Electron, Thermo Instrument, and the officers and directors of the Company, Thermo Electron, and Thermo Instrument) must vote at a special stockholders meeting to approve the proposed merger, and certain customary conditions must be met.

      On July 15, 1999, a lawsuit styled as a class action was filed by a stockholder of the Company against Thermo Instrument and certain directors of the Company in the Chancery Court of the State of Delaware. The complaint alleges that the proposed Thermo Vision going private transaction would deprive the Company's stockholders of the fair value of their shares of the Company's common stock. The plaintiff is seeking injunctive and other appropriate relief, although no specific amount of monetary damages were claimed.

7.    Cash Management Arrangement

      Effective June 1, 1999, the Company and Thermo Electron commenced use of a new domestic cash management arrangement. Under the new arrangement, amounts advanced to Thermo Electron by the Company for domestic cash management purposes bear interest at the 30-day Dealer Commercial Paper Rate plus 50 basis points, set at the beginning of each month. Thermo Electron is contractually required to maintain cash, cash equivalents, and/or immediately available bank lines of credit equal to at least 50% of all funds invested under this cash management arrangement by all Thermo Electron subsidiaries other than wholly owned subsidiaries. The Company has the contractual right to withdraw its funds invested in the cash management arrangement upon 30 days' prior notice. Amounts invested in this arrangement are included in "advance to affiliate" in the accompanying balance sheet.

8.    Subsequent Event

      On July 16, 1999, the Company acquired the assets of the non-telecommunications optical filter business of Corning OCA Corporation (OCA) for $4,000,000 in cash. During the second quarter of 1999, the Company paid an advance towards the purchase of OCA of $1,000,000, which is included in other assets in the accompanying 1999 balance sheet. The remaining $3,000,000 was paid on July 16, 1999. The acquisition will be accounted for using the purchase method of accounting and its results will be included in the Company's results from the date of acquisition.



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

      The Optical Components segment, which consists of the Company's recently acquired Thermo Vision Opticon Corporation subsidiary (Note 5), its Corion division, and its Hilger Crystals subsidiary, manufactures a variety of optical components, including filters and crystals. The Company's optical components are used primarily in medical and analytical instruments and X-ray baggage screening for security purposes. In July 1999, this segment acquired the assets of the non-telecommunications optical filter business of Corning OCA Corporation (Note
8).

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

Results of Operations

Second Quarter 1999 Compared With Second Quarter 1998

      Revenues were $9.9 million in the second quarter of 1999, compared to $10.2 million in the second quarter of 1998. Revenues increased $0.6 million due to the inclusion of revenues from Thermo Vision Opticon, which was acquired in February 1999. Optically Based Instruments and Lasers segment revenues decreased
$0.6 million, primarily as a result of continuing softness in the semiconductor industry and the continuing economic uncertainty in




Second Quarter 1999 Compared With Second Quarter 1998 (continued)

Asia. Excluding the acquisition of Thermo Vision Opticon, Optical Components segment revenues decreased $0.2 million, primarily due to the completion of shipments under Hilger's Stanford Linear Accelerator contract during the second quarter of 1998. Sensors and Imaging System segment revenues decreased $0.2 million. An increase in revenues due to recently introduced dental imagers at CIDTEC was more than offset by a decrease in revenues at CentroVision due to a general decline in customer demand.

      The gross profit margin decreased to 40% in the second quarter of 1999 from 44% in the second quarter of 1998. The decrease was primarily due to higher cost of sales in the Sensors and Imaging Systems segment as a result of continuing production startup costs related to CIDTEC's dental imager. The lower gross profit margin arising from such costs contributed to an operating loss in this segment in the 1999 period, compared with marginally profitable operations in the 1998 period (Note 4). To a lesser extent, the gross profit margin decreased due to the inclusion of results from Thermo Vision Opticon, which had a gross margin of 29% during the period.

      Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the second quarter of 1999 from 23% in the second quarter of 1998, primarily in the Optically Based Instruments and Lasers segment due to decreased revenues and increased marketing expenses at Oriel. To a lesser extent, the increase resulted from decreased revenues and increased building maintenance costs in the Optical Components segment. Research and development expenses were relatively unchanged at $1.1 million in 1999 and $1.0 million in 1998.

      Interest income and related-party interest expense were unchanged at $0.1 million in the second quarter of 1999 and 1998.

      The effective tax rate was 42% in the second quarter of 1999, compared with 41% in the second quarter of 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the impact of nondeductible amortization of cost in excess of net assets of acquired companies and state income taxes.

First Six Months 1999 Compared With First Six Months 1998

      Revenues were $19.1 million in the first six months of 1999, compared to $20.8 million in the first six months of 1998. Revenues increased $1.0 million due to the inclusion of revenues from Thermo Vision Opticon, which was acquired in February 1999. Excluding the effect of the acquisition, revenues decreased
$2.6 million. Revenues decreased at all segments, primarily due to the reasons discussed in the results of operations for the second quarter.

      The gross profit margin decreased to 39% in the first six months of 1999 from 44% in the first six months of 1998. The decrease was primarily due to higher cost of sales in the Sensors and Imaging Systems segment as discussed in the results of operations for the second quarter of 1999.

      Selling, general, and administrative expenses as a percentage of revenues increased to 27% in the first six months of 1999 from 23% in the first six months of 1998, primarily due to decreased revenues in the Optically Based
Instruments and Lasers and Optical Components segments. Selling, general, and administrative expenses increased to $5.2 million in 1999 from $4.7 million in 1998, primarily due to the inclusion of $0.3 million of costs at Thermo Vision
Opticon and increased marketing expenses at Oriel. Research and development expenses were unchanged at $2.1 million in 1999 and 1998.

      Interest income and related-party interest were unchanged at $0.2 million in the first six months of 1999 and 1998.

      The effective tax rate was 42% in the first six months of 1999 and 1998.
The effective tax rate exceeded the statutory federal income tax rate primarily due to the effect of nondeductible amortization of cost in excess of net assets of acquired companies and state income taxes.



Liquidity and Capital Resources

      Consolidated working capital was $12.5 million at July 3, 1999, compared with $19.5 million at January 2, 1999. Included in working capital are cash and cash equivalents of $0.2 million at July 3, 1999, compared with $9.5 million at January 2, 1999. In addition, as of July 3, 1999, the Company had $6.8 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron Corporation (Note
7), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents. In the first six months of 1999, operating activities provided $2.0 million of cash, including a 1998 federal income tax refund of $0.7 million.

      Excluding advances to affiliate activity (Note 7), the Company's primary investing activities during the first six months of 1999 were related to acquisitions and capital expenditures. In February 1999, the Company purchased
Thermo Vision Opticon for $2.1 million in cash (Note 5). In May 1999, the
Company paid an advance of $1.0 million for the acquisition of the assets of the non-telecommunications optical filter business of Corning OCA Corporation (OCA), which was acquired in July 1999 for a total purchase price of $4.0 million in cash (Note 8). The Company expended $0.5 million on purchases of property, plant, and equipment, and plans to make capital expenditures of approximately
$2.9 million on such purchases during the remainder of 1999, including $1.9 million for additions related to the relocation of OCA to the Company's Corion facility and $0.2 million for the purchase by Hilger of a building.

      Hilger, the Company's foreign subsidiary, has a credit facility arrangement for working capital needs. The Company may require significant amounts of cash for any acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through internal funds and/or short- or long-term borrowings from Thermo Instrument Systems Inc. or Thermo
Electron, although it has no agreement with these companies to ensure that additional funds will be available on acceptable terms or at all. The maturity of the Company's debt to Thermo Optek Corporation in February 2000 and to Thermo
Electron in July 2000 could adversely affect the Company's liquidity. Excluding debt to affiliates, the Company believes its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information


Year 2000 (continued)

technology systems, and this process was approximately 80% complete as of July
3, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical non-information technology systems will be year
2000 compliant by the end of 1999.

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and has distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has started to follow up with significant suppliers and vendors that have not responded to the Company's questionnaires. The Company has completed the majority of its assessment of third-party risk, and expects to be substantially complete by the end of September 1999.

Contingency Plan

      The Company is developing a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems.
This plan may include identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by October 1999.

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



Year 2000 (continued)

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

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

     On May 27, 1999, at the Annual Meeting of Shareholders, the shareholders elected five incumbent directors to a one-year term expiring in 2000. The directors elected at the meeting were: Dr. D. Allan Bromley, Dr. Elias P.
Gyftopoulos, Ms. Kristine Stotz Langdon, Mr. Earl R. Lewis, and Ms. Melissa F.
Riordan. Dr. Bromley, Ms. Langdon, and Ms. Riordan each received 7,698,771 shares voted in favor of his or her election and 8,718 shares voted against. Dr.
Gyftopoulos received 7,698,701 shares voted in favor of his election and 8,788 shares voted against. Mr. Lewis received 7,695,450 shares voted in favor of his election and 12,039 shares voted against. No abstentions or broker nonvotes were recorded on the election of directors.

Item 6 - Exhibits and Reports on Form 8-K

(a)   Exhibits

      See Exhibit Index on the page immediately preceding exhibits.

(b)   Reports on Form 8-K

      On May 25, 1999, the Company filed a Current Report on Form 8-K, dated May
24, 1999, with respect to a proposed merger of the Company into its parent corporation, Thermo Instrument Systems Inc.

      On June 15, 1999, the Company filed a Current Report on Form 8-K, dated
June 15, 1999, with respect to the resignation of the Company's president and chief executive officer.



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 10th day of August 1999.

                                                          THERMO VISION CORPORATION



                                                          /s/ Paul F. Kelleher
                                                          Paul F. Kelleher
                                                          Chief Accounting Officer



                                                          /s/ Theo Melas-Kyriazi
                                                          Theo Melas-Kyriazi
                                                          Chief Financial Officer



                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit

   2.1 Purchase and Sale Agreement dated as of May 12, 1999, by and between the Registrant and Corning OCA Corporation (filed as
               Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed
               July 28, 1999 [File No. 1-13391] and incorporated herein by reference).

   2.2 Amendment Agreement dated July 15, 1999, between the Registrant and Corning OCA Corporation (filed as Exhibit 2.2 to the
               Registrant's Current Report on Form 8-K filed July 28, 1999 [File
               No. 1-13391] and incorporated herein by reference).

  10.1         Master Cash Management, Guarantee Reimbursement and Loan
               Agreement dated as of June 1, 1999, between the Registrant and Thermo Electron Corporation.

  10.2         Separation Agreement dated as of June 15, 1999, between the
               Registrant and Kristine Stotz Langdon.

  10.3 Amended and Restated Deferred Compensation Plan for Directors of the Registrant.

  10.4         Agreement and Plan of Merger dated as of July 13, 1999, by and among Thermo Instrument Systems Inc., VIZ Acquisition Corporation,
               and the Registrant (filed as Exhibit 2.1 to the Registrant's Current
               Report on Form 8-K filed July 13, 1999 [File No. 1-13391] and incorporated herein by reference).

  27           Financial Data Schedule.

