Form 10-Q
period 1999-10-02
THERMO VISION CORP
filed 1999-11-04
CIK 1044864

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
             ----------------------------------------------------

                                    FORM 10-Q

(mark one)
[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the Quarter Ended October 2, 1999

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

8 East Forge Parkway
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

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

    Class                         Outstanding at October 29, 1999
Common Stock, $.01 par value                  8,059,326

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
                            THERMO VISION CORPORATION

                           Consolidated Balance Sheet
                                   (Unaudited)

                                     Assets

                                                                                    October 2,  January 2,
(In thousands)                                                                            1999        1999
----------------------------------------------------------------------------------- ----------  ----------

Current Assets:
 Cash and cash equivalents (includes $9,231 under repurchase agreement                 $   340    $  9,457
   with affiliated company at January 2, 1999)
 Advance to affiliate (Note 6)                                                           3,989           -
 Accounts receivable, less allowances of $350 and $246                                   6,680       5,487
 Inventories:
   Raw materials and supplies                                                            5,405       5,090
   Work in progress                                                                        921         585
   Finished goods                                                                        1,733       2,156
 Prepaid expenses                                                                          412         254
 Prepaid income taxes                                                                    2,127       2,563
                                                                                       -------     -------

                                                                                        21,607      25,592
                                                                                       -------     -------

Property, Plant, and Equipment, at Cost                                                 11,672       9,265
 Less:  Accumulated depreciation and amortization                                        4,426       3,410
                                                                                       -------     -------

                                                                                         7,246       5,855
                                                                                       -------     -------

Other Assets (Note 5)                                                                    1,788         836
                                                                                       -------     -------

Cost in Excess of Net Assets of Acquired Companies (Note 5)                             17,326      13,997
                                                                                       -------     -------

                                                                                       $47,967     $46,280

                                                                                       =======     =======


                            THERMO VISION CORPORATION
                     Consolidated Balance Sheet (continued)
                                   (Unaudited)

                    Liabilities and Shareholders' Investment

                                                                                    October 2,  January 2,
(In thousands except share amounts)                                                       1999        1999
----------------------------------------------------------------------------------- ----------  ----------

Current Liabilities:
 Notes payable and capital lease obligation (includes $3,947 due                       $ 8,556    $  1,070
   to Thermo Optek and $3,800 due to Thermo Electron at October 2,
   1999)
 Accounts payable                                                                        3,084       2,335
 Accrued payroll and employee benefits                                                   1,262         912
 Accrued installation and warranty expenses                                                441         346
 Other accrued expenses (Note 5)                                                         1,670       1,166
 Due to Thermo Electron and affiliated companies                                           523         308
                                                                                       -------     -------

                                                                                        15,536       6,137
                                                                                       -------     -------

Deferred Income Taxes                                                                      217         217
                                                                                       -------     -------

Long-term Obligations (includes $3,947 due to Thermo Optek and $3,800                        -       7,747
 due to Thermo Electron)
                                                                                       -------     -------

Shareholders' Investment:
 Common stock, $.01 par value, 20,000,000 shares authorized; 8,051,626                      81          80
   and 8,048,276 shares issued and outstanding
 Capital in excess of par value                                                         28,040      28,031
 Retained earnings                                                                       4,057       4,006
 Deferred compensation                                                                      (8)          -
 Accumulated other comprehensive items (Note 2)                                             44          62
                                                                                       -------     -------

                                                                                        32,214      32,179
                                                                                       -------     -------

                                                                                       $47,967     $46,280
                                                                                       =======     =======
















The accompanying notes are an integral part of these consolidated financial statements.




                            THERMO VISION CORPORATION

                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                                    October 2, October 3,
(In thousands except per share amounts)                                                   1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Revenues                                                                               $11,208     $9,046
                                                                                       -------     ------

Costs and Operating Expenses:
 Cost of revenues                                                                        7,418      7,328
 Selling, general, and administrative expenses                                           2,729      2,460
 Research and development expenses                                                       1,069      1,052
 Restructuring costs                                                                         -         40
                                                                                       -------     ------

                                                                                        11,216     10,880
                                                                                       -------     ------

Operating Loss                                                                              (8)    (1,834)

Interest Income                                                                             59        111
Interest Expense                                                                           (12)       (20)
Interest Expense, Related Party                                                           (105)      (111)
                                                                                       -------     ------

Loss Before Income Taxes                                                                   (66)    (1,854)
Income Tax Benefit                                                                          25        775
                                                                                       -------     ------

Net Loss                                                                               $   (41)   $(1,079)
                                                                                       =======    =======

Basic and Diluted Loss per Share (Note 3)                                              $  (.01)   $  (.13)
                                                                                       =======    =======

Basic and Diluted Weighted Average Shares (Note 3)                                       8,052      8,048
                                                                                       =======    =======




















The accompanying notes are an integral part of these consolidated financial statements.




                            THERMO VISION CORPORATION
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2,  October 3,
(In thousands except per share amounts)                                                   1999        1998
----------------------------------------------------------------------------------- ----------  ----------

Revenues                                                                               $30,323     $29,799
                                                                                       -------     -------

Costs and Operating Expenses:
 Cost of revenues                                                                       19,046      19,027
 Selling, general, and administrative expenses                                           7,913       7,172
 Research and development expenses                                                       3,175       3,136
 Restructuring costs                                                                         -          40
                                                                                       -------     -------

                                                                                        30,134      29,375
                                                                                       -------     -------

Operating Income                                                                           189         424

Interest Income                                                                            248         339
Interest Expense                                                                           (39)        (59)
Interest Expense, Related Party                                                           (305)       (333)
                                                                                       -------     -------

Income Before Income Taxes                                                                  93         371
Income Tax Provision                                                                        42         154
                                                                                       -------     -------

Net Income                                                                             $    51     $   217
                                                                                       =======     =======

Basic and Diluted Earnings per Share (Note 3)                                          $   .01     $   .03
                                                                                       =======     =======

Weighted Average Shares (Note 3):
 Basic                                                                                   8,051       8,048
                                                                                       =======     =======

 Diluted                                                                                 8,159       8,048
                                                                                       =======     =======

















The accompanying notes are an integral part of these consolidated financial statements.


                            THERMO VISION CORPORATION

                      Consolidated Statement of Cash Flows
                                   (Unaudited)

                                                                                       Nine Months Ended
                                                                                    October 2, October 3,
(In thousands)                                                                            1999       1998
----------------------------------------------------------------------------------- ----------- ----------

Operating Activities:
 Net income                                                                           $     51    $   217
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                         1,510      1,176
   Provision for losses on accounts receivable                                              90          2
   Other noncash expenses                                                                    -      2,167
   Changes in current accounts, excluding the effects of acquisitions:
     Accounts receivable                                                                (1,116)     1,129
     Inventories                                                                         1,168     (1,074)
     Other current assets                                                                  485       (716)
     Accounts payable                                                                      693     (1,352)
     Other current liabilities                                                             777       (118)
                                                                                      --------    -------

       Net cash provided by operating activities                                         3,658      1,431
                                                                                      --------    -------

Investing Activities:
 Acquisitions (Note 5)                                                                  (6,055)         -
 Advances to affiliate, net (Note 6)                                                    (3,989)         -
 Purchases of property, plant, and equipment                                            (1,679)    (1,934)
 Increase in other assets                                                                 (787)      (191)
                                                                                      --------    -------

       Net cash used in investing activities                                           (12,510)    (2,125)
                                                                                      --------    -------

Financing Activities:
 Net decrease in short-term borrowings                                                    (262)      (260)
 Other                                                                                       -       (121)
                                                                                      --------    -------

       Net cash used in financing activities                                              (262)      (381)
                                                                                      --------    -------

Exchange Rate Effect on Cash                                                                (3)         -
                                                                                      --------    -------

Decrease in Cash and Cash Equivalents                                                   (9,117)    (1,075)
Cash and Cash Equivalents at Beginning of Period                                         9,457      9,604
                                                                                      --------    -------

Cash and Cash Equivalents at End of Period                                            $    340    $ 8,529
                                                                                      ========    =======

Noncash Activities:
 Fair value of assets of acquired companies                                           $  6,505    $     -
 Cash paid for acquired companies                                                       (6,055)         -
                                                                                      --------    -------

   Liabilities assumed of acquired companies                                          $    450    $     -
                                                                                      ========    =======



The accompanying notes are an integral part of these consolidated financial statements.



                            THERMO VISION CORPORATION
                   Notes to Consolidated Financial Statements

1.    General

      The interim consolidated financial statements presented have been prepared by Thermo Vision Corporation (the Company) without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair statement of the financial position at October 2, 1999, the results of operations for the three- and nine-month periods ended October 2, 1999, and October 3, 1998, and the cash flows for the nine-month periods ended October 2, 1999, and October 3, 1998. Interim results are not necessarily indicative of results for a full year.

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

2.    Comprehensive Income

      Comprehensive income combines net income and "other comprehensive items," which represents foreign currency translation adjustments, reported as a component of shareholders' investment in the accompanying balance sheet. During the third quarter of 1999 and 1998, the Company had comprehensive income of $9,000 and a comprehensive loss of $1,055,000, respectively. During the first nine months of 1999 and 1998, the Company's comprehensive income totaled $33,000 and $255,000, respectively.

3.    Earnings (Loss) per Share

      Basic and diluted earnings (loss) per share were calculated as follows:

                                                                Three Months Ended      Nine Months Ended
                                                              October 2, October 3, October 2, October 3,
(In thousands except per share amounts)                            1999        1998       1999       1998
------------------------------------------------------------- ---------- ---------- ---------- ----------

Basic
Net Income (Loss)                                                 $ (41)    $(1,079)     $  51      $  217
                                                                  -----     -------      -----      ------

Weighted Average Shares                                           8,052       8,048      8,051       8,048
                                                                  -----     -------      -----      ------

Basic Earnings (Loss) per Share                                   $(.01)    $  (.13)     $ .01      $  .03
                                                                  =====     =======      =====      ======

Diluted
Net Income (Loss)                                                 $ (41)    $(1,079)     $  51      $  217
                                                                  -----     -------      -----      ------

Weighted Average Shares                                           8,052       8,048      8,051       8,048
Effect of Stock Options                                               -           -        108           -
                                                                  -----     -------      -----      ------

Weighted Average Shares, as Adjusted                              8,052       8,048      8,159       8,048
                                                                  -----     -------      -----      ------

Diluted Earnings (Loss) per Share                                 $(.01)    $  (.13)     $ .01      $  .03
                                                                  =====     =======      =====      ======





3.    Earnings (Loss) per Share (continued)

      The computation of diluted earnings (loss) per share for each period excludes the effect of assuming the exercise of certain outstanding stock options because the effect would be antidilutive. As of October 2, 1999, there were 171,000 of such options outstanding, with exercise prices ranging from $7.29 to $7.50 per share.

4.    Business Segment Information

                                                                Three Months Ended      Nine Months Ended
                                                              October 2,  October 3, October 2,  October 3,
(In thousands)                                                      1999        1998       1999        1998
------------------------------------------------------------- ---------- ----------- ---------- -----------

Revenues:
 Optically Based Instruments and Lasers                          $ 5,698     $ 5,625    $16,294     $17,958
 Optical Components                                                3,527       1,971      8,480       6,566
 Sensors and Imaging Systems                                       1,983       1,450      5,549       5,275
                                                                 -------     -------    -------     -------

                                                                 $11,208     $ 9,046    $30,323     $29,799
                                                                 =======     =======    =======     =======

Income (Loss) Before Income Taxes:
 Optically Based Instruments and Lasers                          $   771     $   (11)   $ 1,878     $ 1,911
 Optical Components                                                   20         265        485       1,024
 Sensors and Imaging Systems                                        (301)     (1,830)    (1,076)     (1,647)
 Corporate (a)                                                      (498)       (258)    (1,098)       (864)
                                                                 -------     -------    -------     -------
 Total operating income (loss)                                        (8)     (1,834)       189         424
 Interest expense, net                                               (58)        (20)       (96)        (53)
                                                                 -------     -------    -------     -------

                                                                 $   (66)    $(1,854)   $    93     $   371
                                                                 =======     =======    =======     =======

(a)  Primarily general and administrative expenses.

5.    Acquisitions

      On February 1, 1999, the Company acquired the assets, subject to certain liabilities, of Opticon Corporation (now called Thermo Vision Opticon
Corporation), a manufacturer of replicated optical components and assemblies, for $2,055,000 in cash. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $1,487,000, which is being amortized over 40 years. On July 16, 1999, the Company acquired the assets of the non-telecommunications optical filter business of Corning OCA Corporation (OCA) for $4,000,000 in cash. OCA manufactures optical filters and assemblies in the ultra-violet, near infrared, and infrared portions of the electromagnetic spectrum. The cost of this acquisition exceeded the estimated fair value of the acquired net assets by $2,180,000, which is being amortized over 40 years.

      These acquisitions have been accounted for using the purchase method of accounting and their results have been included in the Company's results from the respective dates of acquisition. Allocation of the purchase price for these acquisitions was based on estimates of the fair value of the net assets acquired and is subject to adjustment upon finalization of the purchase price allocation.
The Company has gathered no information that indicates the final allocations will differ materially from the preliminary estimates.



5.    Acquisitions (continued)

      Based on unaudited data, the following table presents selected financial information for the Company and OCA on a pro forma basis, assuming these businesses had been combined since the beginning of 1998. The effect of the acquisition of Opticon has not been included in the pro forma data, as its results were not material to the Company's results of operations.

                                                                Three Months Ended      Nine Months Ended
                                                             October 2,  October 3, October 2,  October 3,
(In thousands except per share amounts)                            1999        1998       1999        1998
------------------------------------------------------------- ---------  ---------- ----------  ----------

Revenues                                                        $11,381     $10,854    $32,965     $35,190
Net Income (Loss)                                                   (32)       (724)       235       1,318
Basic and Diluted Earnings (Loss) per Share                           -        (.09)       .03         .16

      The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had this acquisition been made at the beginning of 1998.

      The Company has undertaken restructuring activities at certain acquired businesses. The Company's restructuring activities, which were accounted for in accordance with Emerging Issues Task Force Pronouncement (EITF) No. 95-3, primarily have included reductions in staffing levels and the abandonment of excess facilities. In connection with these restructuring activities, as part of the cost of acquisitions, the Company established reserves for severance and excess facilities. In accordance with EITF 95-3, the Company finalizes its restructuring plans no later than one year from the respective dates of the acquisitions. Unresolved matters at October 2, 1999, primarily included completion of anticipated severances at OCA and Opticon. A summary of the changes in accrued acquisition expenses, which are included in other accrued expenses in the accompanying balance sheet, follows:

                                                                                Abandonment
                                                                                  of Excess
(In thousands)                                                      Severance    Facilities         Total
--------------------------------------------------------------- -------------- ------------- -------------

Balance at January 2, 1999                                               $ 59           $ 6           $ 65
 Reserves established                                                     110             -            110
 Usage                                                                    (72)           (6)           (78)
 Decrease due to finalization of restructuring plan, recorded              (7)            -             (7)
    as a decrease to cost in excess of net assets of acquired
   companies
                                                                          ----           ---           ----

Balance at October 2, 1999                                               $ 90           $ -           $ 90
                                                                         ====           ===           ====

6.    Cash Management Arrangement

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

7.    Proposed Merger

      On July 13, 1999, the Company entered into a definitive agreement and plan of merger with its parent, Thermo Instrument Systems Inc., under which Thermo Instrument would acquire all of the outstanding Thermo Vision common stock (other than shares held by Thermo Electron and Thermo Instrument, shares held by the Company in treasury, and shares held by stockholders exercising dissenters' rights) for $7 per share in cash, without interest. Following the merger, the Company would become a wholly owned subsidiary of Thermo Instrument and the Company's common stock would cease to be publicly traded. For the transaction to be completed, the Securities and Exchange Commission must complete its review of documents regarding the proposed transaction, holders of a majority of outstanding Thermo Vision shares (excluding Thermo Electron, Thermo Instrument, and the officers and directors of the Company, Thermo Electron, and Thermo Instrument) must vote at a special stockholders' meeting to be held to approve the proposed merger, and certain customary conditions must be met. The stockholders' meeting is expected to be held in the first quarter of 2000.

      On July 15, 1999, a lawsuit styled as a class action was filed by a stockholder of the Company against the Company, Thermo Instrument, and certain directors of the Company in the Chancery Court of the State of Delaware. The complaint alleges that the proposed Thermo Vision going private transaction would deprive the Company's stockholders of the fair value of their shares of the Company's common stock. The plaintiff is seeking injunctive and other appropriate relief, although no specific amount of monetary damages were claimed. The Company, Thermo Instrument, and the individual defendants filed an answer to the complaint on September 8, 1999, in which they deny that there has been any violation of law or breach of any duty to the plaintiff or the purported class set forth in the complaint. The parties are currently conducting discovery.

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

      The Optical Components segment consists of the Company's Corion division, its Hilger Crystals subsidiary, its Thermo Vision Opticon Corporation subsidiary, acquired in February 1999 (Note 5), and the assets of the non-telecommunications optical filter business of Corning OCA Corporation (OCA), acquired in July 1999 (Note 5). This segment manufactures a variety of optical components, including filters and crystals, that are used primarily in medical and analytical instruments and X-ray baggage screening for security purposes.

      The Sensors and Imaging Systems segment, which consists of the Company's CentroVision, Inc. and CID Technologies Inc. (CIDTEC) subsidiaries, manufactures sensors that are primarily used by manufacturers of medical diagnostic and analytical instruments. This segment also designs and markets charge-injection device (CID) sensors and CID camera systems. The Company is considering selling either CIDTEC or CIDTEC's dental imager business.

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

Results of Operations

Third Quarter 1999 Compared With Third Quarter 1998

      Revenues increased to $11.2 million in the third quarter of 1999 from $9.0 million in the third quarter of 1998. Revenues increased $1.6 million due to the inclusion of revenues from Opticon Corporation (now called Thermo Vision Opticon), which was acquired in February 1999, and OCA, which was acquired in July 1999. Optically Based Instruments and Lasers segment revenues remained relatively constant at $5.7 million in 1999 and $5.6 million in 1998. Excluding the acquisitions of Thermo Vision Opticon and OCA, Optical Components segment revenues were relatively unchanged at $1.9 million in 1999 and $2.0 million in 1998. Sensors and Imaging Systems segment revenues increased $0.5 million, primarily due to revenues from the sale of CIDTEC's dental imagers, which were introduced in late 1998.

      The gross profit margin increased to 34% in the third quarter of 1999, from 19% in the third quarter of 1998, primarily due to an inventory write-down of $2.2 million recorded in 1998. Excluding the effect of the inventory write-down, the gross profit margin was 43% in 1998. The gross profit margin decrease was primarily at the Optical Components segment, due to the inclusion of results from Thermo Vision Opticon, which had a gross profit margin of 24% during the period, and OCA, which had a negative gross profit margin of 11% during the period. This segment recorded a charge for the sale of inventories revalued at the date of acquisition of $0.1 million, which also contributed to the lower margin in 1999. In addition, the gross profit margin decreased at the Sensors and Imaging Systems segment due to increased sales of lower-margin products, including CIDTEC's dental imagers. The lower gross profit margin contributed to an operating loss in this segment in the 1999 period (Note 4).

      Selling, general, and administrative expenses as a percentage of revenues decreased to 24% in the third quarter of 1999 from 27% in the third quarter of 1998. The decrease was primarily at the Sensors and Imaging Systems segment due to increased revenues, as well as lower marketing expenses at CIDTEC. The decrease also resulted from reduced spending at Oriel as a result of its 1998 restructuring efforts. These decreases were offset in part by the inclusion of $0.2 million of expenses at acquired businesses and certain nonrecurring employee-related costs incurred in 1999. Research and development expenses were unchanged at $1.1 million in 1999 and 1998.

      During the third quarter of 1998, the Company recorded restructuring costs of $40,000 related to the termination of 10 employees.

      Interest income decreased slightly to $59,000 in the third quarter of 1999 from $111,000 in the third quarter of 1998, primarily due to lower average invested balances resulting from the use of $6.1 million of cash in 1999 to fund acquisitions. Related-party interest expense was unchanged at $0.1 million in 1999 and 1998 and primarily represents interest incurred on the aggregate $7.7 million of promissory notes issued to Thermo Optek Corporation for the acquisition of LSI and to Thermo Electron Corporation for the acquisition of CentroVision.

      The effective tax benefit was 38% in the third quarter of 1999, compared with 42% in the third quarter of 1998. The effective tax rates exceeded the statutory federal income tax rate primarily due to the impact of nondeductible amortization of cost in excess of net assets of acquired companies and state income taxes. The effective tax rate decreased in 1999 due to the higher relative impact of nondeductible expenses on the Company's tax benefit.

First Nine Months 1999 Compared With First Nine Months 1998

      Revenues were $30.3 million in the first nine months of 1999, compared with $29.8 million in the first nine months of 1998. Revenues increased $2.6 million due to the inclusion of revenues from Thermo Vision Opticon, which was acquired in February 1999, and OCA, which was acquired in July 1999. Excluding the effect of the acquisitions, revenues decreased $2.1 million. Optically Based Instruments and Lasers segment revenues decreased $1.7 million, primarily as a result of softness in the semiconductor industry and economic uncertainty in Asia as compared to the same period in the prior year. Excluding the acquisitions of Thermo Vision Opticon and OCA, Optical Components segment revenues decreased $0.7 million, primarily due to the completion of shipments under Hilger's Stanford Linear Accelerator contract during the second quarter of 1998. Sensors and Imaging Systems segment revenues increased $0.3 million, due to revenues from sales of CIDTEC's dental imagers, which were introduced in late 1998, offset in part by a decrease in revenues at CentroVision due to lower customer demand.

      The gross profit margin decreased to 37% in the first nine months of 1999 from 43% in the first nine months of 1998, excluding the 1998 inventory write-down discussed in the results of operations for the third quarter of 1999. The decrease was primarily due to increased sales of lower-margin products in the Sensors and Imaging Systems segment as discussed in the results of operations for the third quarter of 1999. To a lesser extent, the gross profit margin decreased due to the inclusion of results from Thermo Vision Opticon, which had a gross profit margin of 29% during the period, and OCA, which had a negative gross profit margin of 11% during the period.

      Selling, general, and administrative expenses as a percentage of revenues increased to 26% in the first nine months of 1999 from 24% in the first nine months of 1998, primarily due to decreased revenues in the Optically Based Instruments and Lasers segment and certain nonrecurring employee-related costs incurred during 1999. Selling, general, and administrative expenses increased to $7.9 million in 1999 from $7.2 million in 1998. An overall decrease in spending at the Sensors and Imaging Systems segment was more than offset by the inclusion of $0.5 million of costs at acquired businesses, certain nonrecurring employee-related costs incurred during 1999, and increased building maintenance costs in the Optical Components segment. Research and development expenses were relatively unchanged at $3.2 million in 1999 and $3.1 million in 1998.

      During the third quarter of 1998, the Company recorded restructuring costs of $40,000 related to the termination of 10 employees.

      Interest income decreased slightly to $0.2 million in the first nine months of 1999 from $0.3 million in the first nine months of 1998, primarily due to the reasons discussed in the results of operations for the third quarter. Related-party interest expense was unchanged at $0.3 million in 1999 and 1998.

      The effective tax rate was 45% in the first nine months of 1999 and 42% in the first nine months of 1998. The effective tax rate exceeded the statutory federal income tax rate primarily due to the effect of nondeductible amortization of cost in excess of net assets of acquired companies and state income taxes. The effective tax rate increased primarily due to the higher relative impact of nondeductible expenses.

Liquidity and Capital Resources

      Consolidated working capital was $6.1 million at October 2, 1999, compared with $19.5 million at January 2, 1999. Working capital decreased $7.7 million due to the reclassification to current liabilities of notes payable to Thermo Optek, due February 2000, and Thermo Electron, due July 2000. Included in working capital are cash and cash equivalents of $0.3 million at October 2, 1999, compared with $9.5 million at January 2, 1999. Also, as of October 2, 1999, the Company had $4.0 million invested in an advance to affiliate. Prior to the use of a new domestic cash management arrangement between the Company and Thermo Electron (Note 6), which became effective June 1, 1999, amounts invested with Thermo Electron were included in cash and cash equivalents.

      In the first nine months of 1999, operating activities provided $3.7 million of cash, including a 1998 federal income tax refund of $0.7 million. An increase in accounts receivable used $1.1 million of cash and was primarily due to an increase in accounts receivable at acquired companies over the amounts that existed at the purchase dates. A decrease in inventory provided $1.2 million of cash. The assets of OCA acquired by the Company included a high level of inventory, which was necessary to process shipments during OCA's relocation into the Company's Corion facility. This inventory was subsequently sold during the quarter and contributed to the inventory decrease.

      Excluding advances to affiliate activity (Note 6), the Company's primary investing activities during the first nine months of 1999 were for acquisitions and capital expenditures. In February 1999, the Company purchased Thermo Vision Opticon for $2.1 million in cash and in July 1999, the Company acquired the assets of the non-telecommunications optical filter business of OCA for $4.0 million in cash (Note 5). The Company expended $1.7 million on purchases of property, plant, and equipment, including $0.8 million related to the relocation of OCA to the Company's Corion facility and $0.2 million for the purchase by Hilger of a building. The Company plans to make capital expenditures of approximately $0.9 million during the remainder of 1999, including $0.7 million for the remaining costs related to OCA's relocation.

      Hilger, the Company's foreign subsidiary, has a credit facility arrangement for working capital needs. The Company may require significant amounts of cash for any acquisition of complementary businesses. The Company expects that it will finance any such acquisitions through internal funds and/or short- or long-term borrowings from Thermo Instrument Systems Inc. or Thermo Electron, although it has no agreement with these companies to ensure that additional funds will be available on acceptable terms or at all. The maturity of the Company's debt to Thermo Optek in February 2000 and to Thermo Electron in July 2000 could adversely affect the Company's liquidity. Excluding debt to affiliates, the Company believes its existing resources are sufficient to meet the capital requirements of its existing businesses for the foreseeable future.

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

The Company's State of Readiness

      The Company has implemented a compliance program to ensure that its critical information technology systems and non-information technology systems will be ready for the year 2000. The first phase of the program, testing and evaluating the Company's critical information technology systems and non-information technology systems for year 2000 compliance, has largely been completed. During phase one, the Company tested and evaluated its significant computer systems, software applications, and related equipment for year 2000 compliance. The Company also evaluated the potential year 2000 impact on its critical non-information technology systems, which efforts included testing the year 2000 readiness of its manufacturing, utility, and telecommunications systems at its critical facilities. The Company is currently in phase two of its program, during which any material noncompliant systems or non-information technology systems that were identified during phase one are prioritized and remediated. Based on its evaluations of its critical non-information technology systems, the Company does not believe any material upgrades or modifications are required. The Company is currently upgrading or replacing its material noncompliant information technology systems, and this process was approximately 90% complete as of October 2, 1999. In many cases, such upgrades or replacements are being made in the ordinary course of business, without accelerating previously scheduled upgrades or replacements. The Company expects that all of its material information technology systems and critical non-information technology systems will be year 2000 compliant by the end of 1999.

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

      The Company is in the process of identifying and assessing the year 2000 readiness of key suppliers and vendors that are believed to be significant to the Company's business operations. As part of this effort, the Company has developed and has distributed questionnaires relating to year 2000 compliance to its significant suppliers and vendors. To date, no significant supplier or vendor has indicated that it believes its business operations will be materially disrupted by the year 2000 issue. The Company has substantially completed its assessment of third-party risk.

Contingency Plan

      The Company has developed a contingency plan that will allow its primary business operations to continue despite disruptions due to year 2000 problems. This plan includes identifying and securing other suppliers, increasing inventories, and modifying production facilities and schedules. As the Company continues to evaluate the year 2000 readiness of its business systems and facilities, products and significant suppliers, and vendors, it will modify and adjust its contingency plan as may be required. The Company expects to complete its contingency plan by the end of November 1999.

Estimated Costs to Address the Company's Year 2000 Issues

      To date, costs incurred in connection with the year 2000 issue have not been material. The Company does not expect total year 2000 remediation costs to be material, but there can be no assurance that the Company will not encounter unexpected costs or delays in achieving year 2000 compliance. Year 2000 costs are funded from working capital. All internal costs and related external costs, other than capital additions, related to year 2000 remediation have been and will continue to be expensed as incurred. The Company does not track internal costs incurred for its year 2000 compliance project. Such costs are principally the related payroll costs for its information systems group.

Reasonably Likely Worst Case Scenario

      At this point in time, the Company is not able to determine the most reasonably likely worst case scenario to result from the year 2000 issue. One possible worst case scenario would be that certain of the Company's material suppliers or vendors experience business disruptions due to the year 2000 issue and are unable to provide materials and services to the Company on time. The Company's operations could be delayed or temporarily shut down, and it could be unable to meet its obligations to customers in a timely fashion. The Company's business, operations, and financial condition could be adversely affected in amounts that cannot be reasonably estimated at this time. If the Company believes that any of its key suppliers or vendors may not be year 2000 compliant, it will seek to identify and secure other suppliers or vendors as part of its contingency plan.

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

(b)   Reports on Form 8-K

      On July 13, 1999, the Company filed a Current Report on Form 8-K, dated July 13, 1999, with respect to the execution of an Agreement and Plan of Merger by and among the Company, Thermo Instrument, and VIZ Acquisition Corporation, pursuant to which the Company would be taken private and become a wholly owned subsidiary of Thermo Instrument.

      On July 28, 1999, the Company filed a Current Report on Form 8-K, dated July 16, 1999, with respect to its acquisition of the non-telecommunications optical filter business of Corning OCA Corporation. On September 24, 1999, the Company filed an amendment on Form 8-K/A, the purpose of which was to file the financial information required by Form 8-K concerning this acquisition.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized as of the 4th day of November 1999.

                                                 THERMO VISION CORPORATION



                                                 /s/ Paul F. Kelleher
                                                 Paul F. Kelleher
                                                 Chief Accounting Officer



                                                 /s/ Theo Melas-Kyriazi
                                                 Theo Melas-Kyriazi
                                                 Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number         Description of Exhibit
-------------------------------------------------------------------------
   27          Financial Data Schedule.